Form 10-Q
period 1996-03-31
NORWICH FINANCIAL CORP
filed 1996-05-14
CIK 828808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1996, or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, for the transition period from    to     .

COMMISSION FILE NUMBER 0-17138

NORWICH FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

06-1226755
(IRS Employer Identification Number)

860-889-2621
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock was 5,470,841 shares of common stock, par value $.01, outstanding as of April 30, 1996.

                     NORWICH FINANCIAL CORP.

                           FORM 10-Q

               THREE MONTHS ENDED MARCH 31, 1996

                       TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Listed below are the financial statements filed as a part of this quarterly report.


Item 1 - Financial Statements

     Consolidated Balance Sheets                                     3

     Consolidated Statements of Income                               4

     Consolidated Statements of Cash Flow                            5

     Notes to Consolidated Financial Statements                      6


Item 2 - Management's Discussion and Analysis                        9

Exhibit A - Consolidated Financial Results                          13

Exhibit B - Consolidated Nonperforming Assets Summary               14


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          15

Item 2 - Changes in Securities                                      15

Item 3 - Defaults Upon Senior Securities                            15

Item 4 - Submission of Matters to a Vote of Securities Holders      15

Item 5 - Other Information                                          15

Item 6 - Exhibits and Reports on Form 8-K                           15

Signatures                                                          16

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
                  Consolidated Balance Sheets

                                                 (Unaudited)
                                                   March 31,           December 31,
(in thousands, except share data)           1996            1995           1995
ASSETS
 Cash and due from banks                 $16,966            $11,544     $14,600

 Investments
  Federal funds sold                      10,400              6,950       4,150
  Money market instruments, held to
   maturity (market value of
   $15,863 at March 31, 1996 and
   $15,701 at December 31, 1995)          15,866                  0      15,691
  Mortgage-backed securities,
   available for sale (amortized
   cost of $88,907 and $79,195
   at March 31, 1996 and 1995 and
   $93,456 at December 31, 1995)          88,387             77,346      93,921
  Investment securities
   Held to maturity (market value
     of $86,345 and $92,191 at March
     31, 1996 and 1995 and $95,287 at
     December 31, 1995)                   86,358             92,149      95,281
   Available for sale (amortized cost
     of $20,058 and $15,788 at March
     31, 1996 and 1995 and $14,934 at
     December 31, 1995)                   20,354             15,697      15,282
  Federal Home Loan Bank stock,
   at cost                                 3,715              2,992       3,715
                                         225,080            195,134     228,040

 Loans
  Mortgage                               330,115            263,839     304,226
  Other                                  118,537             91,903     111,015
     Total loans                         448,652            355,742     415,241
   Less: allowance for loan losses       (15,579)            (9,218)    (13,168)
     Net loans                           433,073            346,524     402,073

 Loans and foreclosed properties
  held for sale                            5,610              2,902       5,192
 Premises and equipment, at cost
  less accumulated depreciation            6,493              4,860       5,910
 Accrued income receivable                 3,894              2,887       3,512
 Foreclosed properties (net of
  allowance of $0 and $430 at
  March 31, 1996 and 1995 and
  $0 at December 31, 1995)                   715              1,056         264
 Deferred tax asset, net                   5,251              4,284       4,718
 Other assets                             14,546              9,591      11,023

     Total assets                        711,628            578,782    $675,332
LIABILITIES
 Total deposits                         $610,754           $486,468    $567,783
 Mortgagors' escrow accounts               1,811              1,607       3,221
 Borrowed funds                           18,357             19,400      22,400
 Other liabilities                         5,453              4,181       5,908
     Total liabilities                   636,375            511,656     599,312

STOCKHOLDERS' EQUITY
 Common stock                                 60                 58          59
 Additional paid in capital               58,805             57,073      58,030
 Retained income                          20,467             17,956      20,468
 Less: Treasury stock, at cost
   (349,729 and 688,300 shares at
   March 31, 1996 and 1995 and
   288,729 shares at December 31,
   1995)                                  (3,948)            (6,680)     (3,074)
  Unrealized gain (losses) on
   securities available for sale,
   net of tax effect                        (131)            (1,281)        537
     Total stockholders' equity           75,253             67,126      76,020
   Total liabilities and
     stockholders' equity               $711,628           $578,782    $675,332

BOOK VALUE PER SHARE                      $13.43             $13.03      $13.58

              Norwich Financial Corp. and Subsidiary
               Consolidated Statements of Income

                                                              (Unaudited)
                                                           Three Months Ended
                                                                March 31,
(In thousands, except share data)                       1996               1995
INTEREST INCOME
 Mortgage loans                                        $7,023             $5,475
 Other loans                                            2,679              2,107
 Interest and dividends on investments
  Federal funds sold                                       94                123
  Money market instruments                                283                  0
  U.S. Government and agency obligations                1,394              1,470
  Mortgage-backed securities                            1,417              1,187
  Other investment securities, including
   dividends                                               78                 72
     Total interest income                             12,968             10,434

INTEREST EXPENSE
 Deposits                                               6,303              4,483
 Borrowed funds                                           256                211
  Total interest expense                                6,559              4,694
 Net interest income                                    6,409              5,740
 Loan loss provision                                      200                700

NET INTEREST INCOME AFTER
  LOAN LOSS PROVISION                                   6,209              5,040

NONINTEREST INCOME
 Mortgage servicing fees                                  168                162
 Other service fee income                                 664                446
 Net securities gains                                       3                  0
 Gains (losses) on loans sold or held for sale             (2)                (3)
 Other                                                     31                128
  Total noninterest income                                864                733

NONINTEREST EXPENSE
 Salaries and employee benefits                         2,368              1,652
 Furniture and equipment                                  297                225
 Net occupancy                                            626                369
 Data processing                                          174                177
 Advertising and promotion                                158                 82
 FDIC/State assessments                                     5                280
 Legal                                                     19                 71
 Amortization of intangibles                              162                  0
 Provision for losses on foreclosed properties              0                  0
 Other nonperforming asset expenses                        (8)               202
 Other operating expenses                                 773                557
  Total noninterest expense                             4,574              3,615

INCOME BEFORE INCOME TAXES                              2,499              2,158

INCOME TAX PROVISION                                    1,091                764

 NET INCOME                                            $1,408             $1,394

 NET INCOME PER SHARE                                   $0.25              $0.27

                     NORWICH FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flow

                                                       (Unaudited)
                                                    Three Months Ended
(In thousands)                                          March 31,
                                                     1996       1995
Operating Activities
 Net income                                        $1,408     $1,394
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Loan loss provision                              200        700
     Depreciation, amortization and
      accretion                                      (824)      (934)
     Amortization of intangible                       162          0
     Deferred income tax benefit                        0        740
     Net gain on sales of securities                   (3)         0
     Loss on loans sold                                 2          3
     Loans originated for sale                     (8,658)    (1,025)
     Proceeds from loans sold                       7,580        966
     Gain on nonperforming loans and foreclosed
       properties held for sale                      (161)         0
     Gain on foreclosed properties                    (14)         0
  Change in assets and liabilities net of
   effect from purchase of Seconn Holding
   Company
     Change in accrued income receivable             (135)       (42)
     Change in other liabilities                   (1,427)       700
     Change in other assets                          (269)    (1,222)
      Net Cash (used) provided by operating
        activities                                 (2,139)     1,280

Investing Activities
 Payment for purchase of Seconn Holding Company
  net of cash acquired                             10,387          0
 Mortgage-backed securities
  Available for sale
   Proceeds
     Sales                                              0          0
     Maturities and repayments                      4,520      1,443
   Purchases                                            0          0
 Other investment securities
  Available for sale
   Proceeds
     Sales                                              0          0
     Maturities and repayments                      1,500         22
   Purchases                                       (5,613)         0
  Held to maturity
   Proceeds
     Sales                                              0          0
     Maturities and repayments                     52,120     78,866
   Purchases                                      (42,286)   (55,276)
 Net advances on loans                             (2,281)    (7,584)
 Proceeds from sales of foreclosed properties         330        500
 Proceeds from sales of loans and foreclosed
  properties held for sale                            665          0
 Capital expenditures, net                           (314)       (75)
      Net cash provided by investing
       activities                                  19,028     17,896

Financing Activities
 Net decrease in savings, demand
  and other deposit accounts                       (3,827)   (12,535)
 Net increase in certificates of deposits           2,529     13,631
 Net decrease (increase) in mortgagors'
  escrow accounts                                  (1,425)    (1,271)
 Proceeds from borrowed funds                       3,644     11,987
 Repayment of borrowed funds                       (7,687)   (28,987)
 Proceeds from exercise of stock options              778          0
 Purchase of treasury stock                          (874)       (54)
 Cash dividends paid                               (1,411)    (1,185)
     Net cash used by financing activities         (8,273)   (18,414)
     Net increase (decrease) in cash and
      cash equivalents                              8,616        762
  Cash and cash equivalents at beginning
   of period                                       18,750     17,732
  Cash and cash equivalents at end of period      $27,366    $18,494

Supplemental information on Cash Payments
 Interest                                          $6,576     $4,728
 Income Taxes                                       1,218         16
Supplemental Information on Noncash Transactions
 Transfer to foreclosed properties                     68        529
 Loans to facilitate the sale of foreclosed
  properties                                          401        442

As of January 2, 1996, the Company purchased all the stock of Seconn Holding Company for approximately $4.7 million. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                  $49,910
   Cash paid                                       (4,654)
     Liabilities assumed                          $45,256

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1996

I.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Norwich Financial Corp., (NFC) without audit except for the December 31, 1995 balance sheet, which was derived from the Annual Report on Form 10-K, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although NFC believes the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, of a normal, recurring nature and necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in NFC's Annual Report on Form 10-K for the year ended December 31, 1995 and with the Supplementary Schedules presented as Exhibits A and B on pages 13 and 14. NFC's consolidated financial statements contained herein have been prepared in accordance with the accounting policies described in Note 2 to the December
31, 1995 financial statements included in NFC's 1995 Annual Report on Form 10-K.

II.  Earnings Per Share

Earnings per share have been computed based on the weighted average number of shares outstanding, including common stock equivalents, which were 5,753,581 and 5,222,639 for the quarters ended March 31, 1996 and 1995, respectively.


III.  Capital Ratios

                                              March 31, 1996

                                      Actual Regulatory Requirements to
                                        be Considered Well Capitalized
   Risk-based
     Tier 1                               14.73%             6.00%
     Total                                16.01             10.00

     Leverage                              9.82              5.00

IV. Realized and Unrealized Gains and Losses on Investment Securities (in thousands)

There were no securities sales during the first quarters of 1996 or 1995. Unrealized gains and losses as of March 31, 1996 and March 31, 1995, respectively, were as follows:


            Unrealized at March 31, 1996

                                                              Held to
                                Available for Sale            Maturity

                             Mortgage-Backed  All Other      All Other
                               Securities     Securities     Securities
         Unrealized gains        $  626         $  306          $ 23
         Unrealized losses        1,146             10            36

         Net unrealized gains
           (losses)              $ (520)        $  296          $(13)



            Unrealized at March 31, 1995

                                                                     Held to
                                     Available for Sale              Maturity

                                 Mortgage-Backed      All Other     All Other
                                   Securities        Securities    Securities

          Unrealized gains         $   654              $139           $ 7
          Unrealized losses          2,503               230            49

          Net unrealized gains
           (losses)                $(1,849)             $(91)         $(42)




The Company received a capital gain distribution of $3,000 on its investment of mutual funds during the first quarter of 1996.

V.  Adoption of New Financial Accounting Standards

In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption of this Statement did not have a material impact on the Company's financial statements.

In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights" was issued. SFAS No. 122 requires an enterprise which acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained, to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practical to estimate those fair values. These mortgage servicing rights are to be amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair values. The Company adopted SFAS No. 121 effective January 1, 1996. During the first quarter of 1996, the Company recorded mortgage servicing rights of $68,000.

In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued and is required to be adopted in 1996. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and earnings per share as if the fair value method of accounting defined in this Statement had been applied. The Company adopted SFAS No. 123 effective January 1, 1996, and continues to follow the method of accounting prescribed by Opinion 25. The required proforma disclosure will be made in the notes to the 1996 Annual Report.

VI.  Mergers and Acquisitions

On January 2, 1996, the Company completed the acquisition of Seconn Holding Company, (Seconn), the holding company for The Bank of Southeastern Connecticut. In accordance with the definitive acquisition agreement, shareholders of Seconn received $6 in cash for each share of outstanding stock of Seconn. The total price paid to selling shareholders was approximately $4.7 million. As of December 31, 1995, Seconn had total assets of $47.0 million, including $28.9 million in net loans. Deposits as of December 31, 1995, were $44.4 million. The acquisition was accounted for as a purchase in 1996.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ending March 31, 1996 and 1995

The following discussion and analysis presents a review of Norwich Financial Corp.'s (NFC or the Company) financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

SUMMARY:   For the first quarter of 1996, NFC had net income of $1.4 million or $.25 per share compared to net income of $1.4 million or $.27 per share for the first quarter of 1995. Core earnings for the quarter ended March 31, 1996 were $2.7 million which is consistent with $2.7 million for the quarter ended March 31, 1995. Core earnings were affected positively by increased net interest income which was $669,000 (11.7%) higher in the first quarter of 1996 than in the first quarter of 1995 and an increase in service fee income of $224,000 (36.8%), offset by an increase in noninterest expenses of $1.0 million (20.1%) during the first quarter of 1996 compared to the first quarter of 1995. NFC defines core earnings as net interest income plus service fee income, less noninterest expenses other than provisions for losses on foreclosed properties.

Total nonperforming assets at March 31, 1996 excluding "loans and foreclosed properties held for sale," were $10.2 million compared to $10.1 million at the same date a year earlier. As of March 31, 1996, total nonperforming assets, including loans and foreclosed properties held for sale were $13.7 million compared to $12.8 million at March 31, 1995.

At March 31, 1996, NFC's equity represented 10.57% of total assets compared to 11.60% at March 31, 1995. The leverage capital ratio was 9.82% and total risk based capital was 16.01% compared to 11.79% and 19.76%, respectively, at March 31, 1995. Capital ratios remain well above minimum regulatory requirements of 4% to 5% for leverage capital and 8% for total risk-based capital. Book value per share was $13.43 at March 31, 1996 compared to $13.03 at March 31, 1995.

The first quarter 1996 results include the impact of the acquisitions of The Bank of Mystic, Inc., on April 1, 1995 and The Bank of Southeastern Connecticut (Seconn) on January 2, 1996; both acquisitions were recorded using the purchase method of accounting.

The increase in other assets from December 31, 1995 is primarily due to the excess cost over net assets acquired from the acquisition of The Bank of Southeastern Connecticut.

NET INTEREST INCOME: For the first quarter of 1996, net interest income was $669,000 higher than for the same period in 1995. While rates on interest earning assets remained consistent period over period, interest income increased $2.5 million as average interest bearing assets displayed a significant increase with the acquisition of The Bank of Mystic, Inc., and Seconn. Interest expense for the first quarter of 1996 was $1.9 million higher than the first quarter 1995 due to an increase in rates as well as an increase in interest bearing liabilities.

For the first three months of 1996, the yield on the Company's loan portfolio was 8.70% compared to 8.66% for the same period in 1995. All categories of loans displayed volume related increases as net loans of $48.0 million from The Bank of Mystic, Inc., were acquired on April 1, 1995 and $28.9 million from The Bank of Southeastern Connecticut were acquired on January 2, 1996.

For the first three months of 1996, the yield on the Company's investment portfolio was 5.87% compared to 5.97% for the same period in 1995. At March 31, 1996 and 1995, the weighted average life of the portfolio was 2.1 years and 2.3 years, respectively. The quality of the portfolio was unchanged with 99% of the book value being rated Aaa. Securities income was higher in the first quarter of 1996 compared to the first quarter of 1995 due to higher volumes which was partially offset by declines related to lower rates.

Although open market interest rates during the first quarter of 1996 were lower than one year ago, the cost of funds on deposits increased during the current quarter due to higher deposit rates in previous quarters which remain in the portfolio and a shift in the Company's deposit composition from regular savings accounts to higher yielding certificates of deposits.

RATE SENSITIVITY: An ongoing objective of management is to manage asset and liability positions so as to moderate the effect of interest rate fluctuations on net interest income. NFC's position is measured by the ratio of interest rate sensitive assets to interest rate sensitive liabilities within a one year time frame. Management attempts to maintain this ratio within a range of 90% to 110%. Management continually reviews the potential effect that changes in interest rates could have on net interest income and on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities. As of March 31, 1996, NFC's one year ratio of rate sensitive assets to rate sensitive liabilities was 89.0% compared to 87.6% at March 31, 1995.

The Investment Committee of NFC's Board of Directors reviews asset/liability guidelines from time to time, including the target range for the rate sensitivity ratio at one year. The 90% to 110% guideline is still in effect and the Investment Committee approves ratios outside the target range.

NONPERFORMING ASSETS (NPAs) AND ALLOWANCES AND PROVISIONS FOR CREDIT LOSSES:
At the end of the first quarter of 1996, NPAs, excluding "loans and foreclosed properties held for sale," were $10.2 million, which was $147,000 (1.5%) higher than at the end of the first quarter of 1995 and were $844,000 (9.0%) higher than at the end of 1995. Net chargeoffs for both loans and foreclosed properties the first quarter of 1996 were $295,000 compared to $287,000 for the first quarter of 1995.

Nonaccrual and restructured loans totaled $9.5 million or 93.0% of nonperforming assets, excluding "loans and foreclosed properties held for sale", at March 31, 1996 compared to $8.6 million or 85.2% at March 31, 1995. Foreclosed properties, excluding foreclosed properties held for sale and before the allowance for losses, were $715,000 at March 31, 1996 compared to $1.5 million at March 31, 1995 and represented 7.0% and 14.8%, respectively, of total nonperforming assets.

The allowance for loan losses was $15.6 million at March 31, 1996 compared to $13.2 million at December 31, 1995 and $9.2 million one year ago. The provision for losses on loans was $200,000 for the first quarter of 1996 compared to $700,000 for the first quarter 1995. The allowance for loan losses also increased when Seconn's allowance of $2.5 million was added on January 2, 1996. NFC's ratio of allowance for loan losses to nonperforming loans, excluding nonperforming assets held for sale, was 163.89% as of March 31, 1996 compared to 144.50% at December 31, 1995 and 107.34% at March 31,
1995. Provisions and allowances for losses are dependent on several factors, including the quality and estimated value of underlying collateral held on nonperforming assets, the results of NFC's systematic methodology to evaluate allowance adequacy, and chargeoffs of existing nonperforming assets.

Certain nonperforming loans and foreclosed properties held for sale at December 31, 1995 were sold during the first quarter of 1996. Proceeds from the sales exceeded the carrying value by approximately $161,000 and resulted in a decrease in nonperforming loans and foreclosed properties held for sale from $4.1 million at December 31, 1995 to $3.5 million at March 31, 1996.

The bulk of NFC's problem assets and chargeoffs have been concentrated in the commercial real estate and business loan portfolios. As of March 31, 1996, these two portfolios accounted for $7.4 million (72.8%) of NPAs compared with $7.7 million (76.0%) at March 31, 1995. Net chargeoffs of commercial real estate, business loans and related foreclosed properties represented $226,000 or 76.6% of NFC's total net chargeoffs for the first three months of 1996 compared to $166,000 or 57.8% for the first three months of 1995.

NONINTEREST INCOME: Noninterest income for the current quarter amounted to $864,000 compared to $733,000 for the year-earlier quarter, bolstered by increases in service fee income. Deposit account service charges, automated teller machine fees and insurance commissions contributed to the year-over-year increase in service fee income. These increases primarily resulted from higher account activity during the first quarter of 1996 as the Company's banking franchise expanded.

NONINTEREST EXPENSE: Total noninterest expense was $4.6 million for the first quarter of 1996 compared to $3.6 million for the first quarter of 1995, presenting an increase of $1.0 million. The increase in total noninterest expense was principally the result of higher general operating expenses associated with a significant expansion of the Company's eastern Connecticut banking franchise during the past twelve months, partially offset by reductions in the Company's federal deposit insurance (FDIC) assessment and other nonperforming asset expenses.

INCOME TAXES: The effective tax rate for the first three months of 1996 increased to approximately 43% from 35% for the same period in 1995. The increase in the effective tax rate is primarily due to the recognition of the remaining deferred tax asset during the fourth quarter of 1995.

LIQUIDITY: Liquidity is needed to meet normal depositor demands and to acquire assets. NFC's bank subsidiary, The Norwich Savings Society, considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. Government and agency obligations maturing within one year. As of March 31, 1996, liquid assets were $141.6 million or 19.9% of total assets compared to $110.6 million and 19.1% as of March 31, 1995.

Liquidity is generated by maturities of assets, borrowings from the Federal Home Loan Bank, deposit inflows and loan principal and interest payments. Due primarily to the acquisitions of The Bank of Mystic, Inc., and Seconn, total deposits, including mortgage escrow, showed growth of $124.5 million (25.5%) during the year ended March 31, 1996.

Norwich Financial Corp.'s main source of liquidity are dividends from The Norwich Savings Society, while the main outflows are the payment of dividends to common stockholders and repurchase of shares. There are certain restrictions on payment of dividends by The Norwich Savings Society to Norwich Financial Corp.

CAPITAL RESOURCES: Capital ratios for NFC and its subsidiary bank, The Norwich Savings Society, continue to be well in excess of all regulatory requirements as of March 31, 1996. The equity to assets ratio decreased slightly over March 31, 1995's ratios due to dividend payments and treasury stock purchases which exceeded net income and option exercises during the period. Risk based capital ratios and the leverage capital ratio declined over prior period levels as The Bank of Southeastern Connecticut was added on January 2, 1996 but were nonetheless, well in excess of requirements.

INFLATION: The effect of inflation is reflected in the cost of NFC's operations. Since the assets and liabilities of NFC are primarily monetary in nature, the extent to which inflation affects interest rates will, in turn, affect NFC's operation.

                                                      Exhibit A
            NORWICH FINANCIAL CORP.  AND SUBSIDIARY
                 CONSOLIDATED FINANCIAL RESULTS


                                              THREE MONTHS ENDED
                                                   MARCH 31,

(In thousands, except share data)               1996         1995
EARNINGS
  Interest income                              $12,968       $10,434
  Interest expense                               6,559         4,694
  Net interest income                            6,409         5,740
  Net income                                     1,408         1,394
  Earnings per share                              0.25          0.27
  Weighted average common shares
   outstanding, including common stock
   equivalents                               5,753,581     5,222,639

RATIOS (annualized)
  Return on average assets                        0.81%         0.99%
  Return on average stockholders' equity          7.47          8.53
  Average stockholders' equity to average
   assets                                        10.81         11.65

YIELD DATA
  (taxable equivalent annualized)
  Net interest margin                             3.83          4.22
  Net interest spread                             3.07          3.53

Asset yields
  Loans                                           8.70          8.66
  Investments                                     5.87          5.97
  Earning assets                                  7.76          7.71

Cost of funds
  Deposits                                        4.64          4.14
  Borrowings                                      6.16          5.26
  Interest bearing liabilities                    4.69          4.18

                                        March 31,           December 31,
                                    1996         1995            1995
OUTSTANDING BALANCES
  Total assets                    $711,628    $578,782        $675,332
  Net loans                        433,073     346,524         402,073

  Deposits                         610,754     486,468         567,783
  Borrowed funds                    18,357      19,400          22,400

  Stockholders' equity              75,253      67,126          76,020

  Stockholders' equity to
   total assets                      10.57%      11.60%          11.26%
  Leverage capital ratio              9.82       11.79           10.84
  Risk based capital ratio
    Tier 1                           14.73       18.85           16.55
    Total                            16.01       19.76           17.82

  Book value per share              $13.43      $13.03          $13.58

  Shares of common stock         5,604,152   5,150,801       5,597,549

                                                      Exhibit B

            NORWICH FINANCIAL CORP.  AND SUBSIDIARY
                  NONPERFORMING ASSETS SUMMARY

                                            March 31,       December 31,
(Dollars in thousands)                     1996        1995          1995
Nonaccrual Loans
 Residential real estate                $ 1,943       1,621          1,286
 Commercial real estate
  Permanent                               3,556       4,272          4,425
  Land and construction                     224         187             73
 Commercial                               2,367       1,476          1,809
 Consumer                                   470         436            424
                                          8,560       7,992          8,017

Restructured Loans
 Residential and consumer                   288           0            591
 Commercial real estate                     658         523            505
 Commercial                                   0          73              0
                                            946         596          1,096
 Total nonperforming loans                9,506       8,588          9,113

Foreclosed properties                       715       1,486            264

Total nonperforming assets before
 nonperforming assets held for sale      10,221      10,074          9,377

Nonperforming assets held for sale
  Loans                                   1,605         748          2,208
  Foreclosed properties                   1,864       2,017          1,919
 Total nonperforming assets held
  for sale                                3,469       2,765          4,127
Total nonperforming assets              $13,690    $ 12,839       $ 13,504

Summary of Impaired Loans

All loans classified as nonaccrual as of March 31, 1996 in the above table, and all loans restructured since January 1, 1995 are classified as impaired as a result of the adoption of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There were no impaired loans on accrual status as of March 31, 1996. Impaired loans were $10.6 million as of March 31, 1996 with an associated allowance for losses of $2.4 million.

                                             March 31,            December 31,
(Dollars in thousands)                    1996       1995             1995
Net chargeoffs (recoveries)
    year to date                         $ 295      $ 287           $3,539

Net chargeoffs to average
  loans and foreclosed properties
     For the period                       0.07%      0.08%            0.89%
     Annualized                           0.26%      0.33%             (a)
Allowances for losses
  On loans                             $15,579     $9,218          $13,168
  On foreclosed properties                   0        430                0
   Combined                            $15,579     $9,648          $13,168
Ratios (exclusive of nonperforming
 assets held for sale)
  Allowance for loan losses to:
   Nonaccrual loans                     182.00%    115.34%          164.25%
   Nonperforming loans                  163.89     107.34           144.50
  Allowance for foreclosed properties
   to foreclosed properties               0.00      28.94             0.00
  Combined allowances for losses to:
   Total nonperforming assets           152.42      95.77           140.43
   Total loans and foreclosed
    properties                            3.45       2.70             3.16

  Total nonperforming assets to:
   Total loans and foreclosed
    properties                            2.26       2.82             2.25
   Total assets                           1.44       1.74             1.39

(a) Not applicable

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

         QUARTER AND THREE MONTHS ENDED MARCH 31, 1996





PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

      There are no material pending legal proceedings to which the Company or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.

    Item 2.  Changes in Securities

      During the first quarter of 1996, there were no changes which would materially modify the rights of the holders of the Company's registered securities.

    Item 3.  Defaults upon Senior Securities

      The Company and its subsidiary are not in default with respect to the payment of principal or interest related to any outstanding borrowing.

    Item 4.  Submission of Matters to a Vote of Securities Holders

      None

    Item 5.  Other Information

      None

    Item 6.  Exhibits and Reports on Form 8-K

       (a)  The following Exhibits are filed herewith:

            Exhibit 27 - Financial Data Schedule

       (b)  Reports on Form 8-K:

            No report on Form 8-K was filed during the period covered by this report.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

     FOR THE QUARTER AND THREE MONTHS ENDED MARCH 31, 1996




                        10-Q SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:                           By:
                                   Daniel R. Dennis, Jr.
                                   Chairman, President, Chief Executive
                                   Officer and Director



Date:                           By:
                                   Michael J. Hartl
                                   Executive Vice President, Treasurer,
                                   Chief Financial Officer and Director



Date:                           By:
                                   Lori J. Ferro
                                   Vice President and Controller