Form 10-Q
period 1996-06-30
NORWICH FINANCIAL CORP
filed 1996-08-13
CIK 828808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter and six months ended June 30, 1996, or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, for the transition period from    to     .

COMMISSION FILE NUMBER 0-17138

NORWICH FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

06-1226755
(IRS Employer Identification Number)

4 Broadway
Norwich, Connecticut
(Address of principal executive offices)

06360
(Zip Code)

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

Yes [X]             No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock was 5,374,691 shares of common stock, par value $.01, outstanding as of July 31, 1996.

                    NORWICH FINANCIAL CORP.

                           FORM 10-Q

           QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

                       TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Listed below are the financial statements filed as a part of this quarterly report.


Item 1 - Financial Statements

     Consolidated Balance Sheets . . . . . . . . . . . .               3

     Consolidated Statements of Income . . . . . . . . .               4

     Consolidated Statements of Cash Flow. . . . . . . .               5

     Notes to Consolidated Financial Statements. . . . .               6


Item 2 - Management's Discussion and Analysis. . . . . .               9

     Exhibit A - Consolidated Financial Results. . . . .              14

     Exhibit B - Consolidated Nonperforming Assets Summary.           15


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings. . . . . . . . . . . . .              16

     Item 2 - Changes in Securities. . . . . . . . . . .              16

     Item 3 - Defaults Upon Senior Securities. . . . . .              16

     Item 4 - Submission of Matters to a Vote of Securities Holders . 16

     Item 5 - Other Information. . . . . . . . . . . . .              16

     Item 6 - Exhibits and Reports on Form 8-K . . . . .              16

Signatures. . . . . . . . . . . . . . . . . . . . . . . .             17

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)
                                              June 30,            December 31,
(In thousands, except share data)         1996         1995         1995
ASSETS
 Cash and due from banks                 $22,573      $14,330        $14,600

 Investments
  Federal funds sold                       5,785        7,260          4,150
  Money market instruments, held to
   maturity (market value of
   $18,650 and $9,901 at
   June 30, 1996 and 1995 and
   $15,701 at December 31, 1995)          18,664        9,902         15,691
  Mortgage-backed securities,
   available for sale (amortized
   cost of $100,388 and $76,991
   at June 30, 1996 and 1995 and
   $93,456 at December 31, 1995)          99,724       76,868         93,921
 Investment securities
   Held to maturity (market value
     of $77,388 and $84,921 at June
     30, 1996 and 1995 and $95,287 at
     December 31, 1995)                   77,420       84,845         95,281
   Available for sale (amortized cost
     of $25,903 and $25,261 at June
     30, 1996 and 1995 and $14,934 at
     December 31, 1995)                   26,128       25,490         15,282
  Federal Home Loan Bank stock,
   at cost                                 3,715        3,715          3,715

                                         231,436      208,080        228,040

 Loans
  Mortgage                               338,611      297,482        304,226
  Other                                  120,473      106,719        111,015
     Total loans                         459,084      404,201        415,241
   Less: allowance for loan losses       (15,223)     (11,432)       (13,168)
       Net loans                         443,861      392,769        402,073

 Loans and foreclosed properties
  held for sale                            2,728        2,661          5,192
 Premises and equipment, at cost
  less accumulated depreciation            6,337        5,163          5,910
 Accrued income receivable                 3,900        3,315          3,512
 Foreclosed properties (net of
  allowance of $0 and $229 at
  June 30, 1996 and 1995 and
  $0 at December 31, 1995)                   322        1,102            264
 Deferred tax asset, net                   5,340        4,052          4,718
 Other assets                             14,696       11,414         11,023
     Total assets                       $731,193      $642,886      $675,332

LIABILITIES
 Total deposits                         $616,801      $551,725      $567,783
 Mortgagors' escrow accounts               3,486         3,204         3,221
 FHLB advances                            16,368         9,400        22,400
 Other liabilities                        21,269         5,180         5,908
     Total liabilities                  $657,924      $569,509      $599,312

STOCKHOLDERS' EQUITY
 Common stock                                 60            58            59
 Additional paid in capital               58,755        57,490        58,030
 Retained income                          21,434        18,833        20,468
 Less: Treasury stock, at cost
  (561,690 and 288,729 shares at
   June 30, 1996 and 1995 and
   288,729 shares at December 31,
   1995)                                  (6,721)       (3,074)       (3,074)
 Unrealized gain (loss) on
   securities available for sale,
   net of tax effect                        (259)           70           537
     Total stockholders' equity           73,269        73,377        76,020
   Total liabilities and
     stockholders' equity               $731,193      $642,886      $675,332

BOOK VALUE PER SHARE                    $  13.59      $  13.21      $  13.58



            NORWICH FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME

                                          (Unaudited)         (Unaudited)
                                       Six Months Ended    Three Months Ended
                                            June 30,              June 30,
(In thousands, except share data)       1996       1995      1996        1995
INTEREST INCOME
 Mortgage loans                       $14,260    $11,794   $ 7,237    $ 6,319
 Other loans                            5,338      4,632     2,659      2,525
 Interest and dividends on
  investments
   Federal funds sold                     167        269        73        146
   Money market instruments               553         49       270         49
   U.S. Government and agency
    obligations                         2,809      3,141     1,415      1,671
   Mortgage-backed securities           2,770      2,373     1,353      1,186
   Other bonds                             30         30        15         15
   Corporate stocks                       131        124        68         67
     Total interest income             26,058     22,412    13,090     11,978

INTEREST EXPENSE
 Deposits                              12,481     10,065     6,178      5,582
 FHLB advances                            534        352       278        141
  Total interest expense               13,015     10,417     6,456      5,723

 NET INTEREST INCOME                   13,043     11,995     6,634      6,255
 LOAN LOSS PROVISION                      400      1,300       200        600

NET INTEREST INCOME AFTER
  LOAN LOSS PROVISION                  12,643     10,695     6,434      5,655

NONINTEREST INCOME
 Mortgage servicing fees                  328        332       160        170
 Other service fee income               1,259        940       595        494
 Net securities gains                     209          0       206          0
 Gains (losses) on loans sold or
   held for sale                          (47)         9       (45)        12
 Other                                     62        150        31         22
  Total noninterest income              1,811      1,431       947        698

NONINTEREST EXPENSE
 Salaries and employee benefits         4,841      3,594     2,473      1,942
 Furniture and equipment                  610        489       313        264
 Net occupancy                          1,226        811       600        442
 Data processing                          342        351       168        174
 Advertising and promotion                303        251       145        169
 FDIC/State assessments                    11        592         6        312
 Legal                                     63        114        44         43
 Amortization of intagibles               324         96       162         96
 Provision for losses on foreclosed
   properties                               0          0         0          0
 Other nonperforming asset expenses       (14)       297        (6)        95
 Other operating expenses               1,570      1,294       797        737
  Total noninterest expense             9,276      7,889     4,702      4,274

INCOME BEFORE INCOME TAXES              5,178      4,237     2,679      2,079
INCOME TAX PROVISION                    2,256      1,511     1,165        747

 NET INCOME                           $ 2,922    $ 2,726   $ 1,514    $ 1,332

 NET INCOME PER SHARE                 $  0.52    $  0.50   $  0.27    $  0.23

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            (Unaudited)
                                                          Six Months Ended
(Dollars in thousands)                                         June 30,
                                                        1996            1995
Operating Activities
 Net income                                          $ 2,922          $ 2,726
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Loan loss provision                                 400            1,300
     Depreciation, amortization and
      accretion                                       (1,647)          (1,963)
     Amortization of intangible                          324               96
     Net gain on sales of securities                    (209)               0
     Loss (gain) on loans sold                            47               (9)
     Loans originated for sale                       (12,669)          (4,253)
     Proceeds from loans sold                         13,372            2,404
     Gain on nonperforming loans and foreclosed
       properties held for sale                         (284)               0
     Gain on foreclosed properties                       (51)             (65)
  Change in assets and liabilities net of
   effect from purchase of Seconn Holding
   Company and The Bank of Mystic, Inc.
     Change in accrued income receivable                (141)            (148)
     Change in other liabilities                      (1,571)           1,120
     Change in other assets                             (581)           1,494
      Net cash (used) provided by operating
        activities                                       (88)           2,702

Investing Activities
 Cash acquired net of cash paid for the purchase
   of Seconn Holding Company                          10,387                0
 Cash acquired net of cash paid for the purchase
  of The Bank of Mystic, Inc.                              0            8,951
 Mortgage-backed securities
  Available for sale
   Proceeds
     Sales                                                 0                0
     Maturities and repayments                         8,972            4,259
   Purchases                                               0                0
 Other investment securities
  Available for sale
   Proceeds
     Sales                                               338                0
     Maturities and repayments                         8,500                0
   Purchases                                         (18,578)          (4,992)
  Held to maturity
   Proceeds
     Sales                                                 0                0
     Maturities and repayments                       117,120          109,000
   Purchases                                        (100,065)         (76,684)
 Net advances on loans                               (13,139)          (6,587)
 Proceeds from sales of foreclosed properties            775              982
 Proceeds from sales of loans and foreclosed
  properties held for sale                             1,699            1,108
 Capital expenditures, net                              (403)            (184)
   Net cash provided by investing
       activities                                     15,606           35,853

Financing Activities
 Net increase (decrease) in savings, demand
  and other deposit accounts                           9,823          (12,748)
 Net (decrease) increase in certificates of
   deposits                                           (5,074)          19,042
 Net increase in mortgagors' escrow
  accounts                                               250              326
 Proceeds from FHLB advances                          10,703           14,649
 Repayment of FHLB advances                          (16,735)         (42,649)
 Proceeds from exercise of stock options                 920               47
 Purchase of treasury stock                           (3,839)          (1,821)
 Cash dividends paid                                  (1,958)          (1,641)
     Net cash used by financing activities            (5,910)         (24,795)
     Net increase in cash and cash
      equivalents                                      9,608           13,760
  Cash and cash equivalents at beginning
   of period                                          18,750           17,732
  Cash and cash equivalents at end of period         $28,358          $31,492

Supplemental information on cash payments
 Interest                                            $12,991          $10,393
 Income taxes                                          1,435               18
Supplemental information on noncash transactions
 Transfer to foreclosed properties                        83              827
 Loans to facilitate the sale of foreclosed
  properties                                             994            1,043
 Treasury stock issued for the purchase of
  The Bank of Mystic, Inc.                                 0            5,373

As of January 2, 1996, the Company purchased all the stock of Seconn Holding Company for approximately $4.7 million. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                  $49,910
   Cash paid                                       (4,654)
     Liabilities assumed                          $45,256


             NORWICH FINANCIAL CORP. AND SUBSIDIARY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         June 30, 1996

I.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Norwich Financial Corp., (NFC), without an audit except for the December 31, 1995 balance sheet, which was derived from the Annual Report on Form 10-K, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although NFC believes the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, of a normal, recurring nature and necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in NFC's Annual Report on Form 10-K for the year ended December 31, 1995 and with the supplementary schedules presented as Exhibits A and B on pages 14 and 15. NFC's consolidated financial statements contained herein have been prepared in accordance with the accounting policies described in
Note 2 to the December 31, 1995 financial statements included in NFC's 1995 Annual Report on Form 10-K.

II.  Earnings Per Share

Earnings per share have been computed based on the weighted average number of shares outstanding, including common stock equivalents, which were 5,597,150 and 5,741,141 for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, weighted average number of shares outstanding, including common stock equivalents, were 5,672,419 and 5,479,339, respectively.


III.  Capital Ratios

                                           June 30, 1996

                                 Actual        Regulatory Requirements to
                                             be Considered Well Capitalized
   Risk-based
     Tier 1                       13.75%                 6.00%
     Total                        15.02                 10.00

     Leverage                      9.19                  5.00

IV. Realized and Unrealized Gains and Losses on Investment Securities (in thousands)

Unrealized gains and losses as of June 30, 1996 and June 30, 1995, were as follows:


     Unrealized at June 30, 1996

                                                                     Held to
                                      Available for Sale            Maturity

                                Mortgage-Backed      All Other      All Other
                                  Securities        Securities     Securities
      Unrealized gains                $  564              $262          $  3
      Unrealized losses                1,228                37            49

      Net unrealized gains
      (losses)                        $ (664)             $225          $(46)



     Unrealized at June 30, 1995


                                                                     Held to
                                      Available for Sale            Maturity

                                Mortgage-Backed      All Other      All Other
                                  Securities        Securities     Securities
      Unrealized gains                $ 823               $247           $79
      Unrealized losses                 946                 18             3

      Net unrealized gains
      (losses)                        $(123)              $229           $76



Proceeds from the sale of securities for the second quarter of 1996 and for the six months ended June 30, 1996 were $338,000. Realized gains were $206,000 for the second quarter of 1996 and $209,000 for the six months ended June 30, 1996 which included a capital gain distribution of $3,000 on mutual fund investments during the first quarter of 1996.

There were no securities sold during the first six months of 1995.

At June 30, 1996, securities purchased but not yet settled were $16.0 million. There were no securities in transit at June 30, 1995.

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

In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights" was issued. SFAS No. 122 requires an enterprise which acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained, to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practical to estimate those fair values. These mortgage servicing rights are to be amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair values. The Company adopted SFAS No. 121 effective January 1, 1996. During the second quarter and six months ended June 30, 1996, the Company recorded mortgage servicing rights of $54,000 and $122,000 respectively.

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

Comparison of the Three and Six Month Periods Ending June 30, 1996 and 1995

The following discussion and analysis presents a review of Norwich Financial Corp.'s (NFC or the Company) financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

SUMMARY:   For the second quarter of 1996, NFC had net income of $1.5 million or $.27 per share compared to net income of $1.3 million or $.23 per share for the second quarter of 1995. For the six months ended June 30, 1996, net income was $2.9 million ($.52 per share) compared to $2.7 million ($.50 per share) for the first six months of 1995. Core earnings for the quarter ended June 30, 1996 were $2.7 million which is slightly higher than $2.6 million for the quarter ended June 30, 1995. Core earnings were affected positively by increased net interest income which was $379,000 (6.1%) higher in the second quarter of 1996 than in the second quarter of 1995 and an increase in service fee income of $91,000 (13.7%), offset by an increase in noninterest expenses of $428,000 (10.0%) during the second quarter of 1996 compared to the second quarter of 1995. For the six month period ended June 30, 1996 core earnings were $5.4 million which is consistent with the same period in 1995. NFC defines core earnings as net interest income plus service fee income, less noninterest expenses other than provisions for losses on foreclosed properties.

Total nonperforming assets at June 30, 1996 excluding "loans and foreclosed properties held for sale," were $10.1 million compared to $11.1 million at the same date a year earlier. As of June 30, 1996, total nonperforming assets, including "loans and foreclosed properties held for sale," were $12.5 million compared to $13.3 million at June 30, 1995.

At June 30, 1996, NFC's equity represented 10.02% of total assets compared to 11.41% at June 30, 1995. The leverage capital ratio was 9.19% and total risk based capital was 15.02% compared to 10.87% and 18.23%, respectively, at June 30, 1995. Capital ratios remain well above minimum regulatory requirements of 4% to 5% for leverage capital and 8% for total risk-based capital. Book value per share was $13.59 at June 30, 1996 compared to $13.21 at June 30, 1995.

The results of the six months ended June 30, 1996 include the impact of the acquisitions of The Bank of Mystic, Inc., on April 1, 1995 and The Bank of Southeastern Connecticut (Seconn) on January 2, 1996; both acquisitions were recorded using the purchase method of accounting.

NET INTEREST INCOME: For the second quarter of 1996, net interest income was $379,000 higher than for the same period in 1995. While rates on interest earning assets declined slightly period over period, interest income increased $1.1 million as average interest bearing assets displayed a significant increase with the acquisition of Seconn. Interest expense for the second quarter of 1996 was $733,000 higher than the second quarter 1995 due primarily to an increase in interest bearing liabilities.

For the six months ended June 30, 1996, net interest income was $1.0 million higher than for the same period in 1995. For the first six months of 1996, the yield on the Company's loan portfolio was 8.70% compared to 8.71% for the first six months of 1995. All categories of loans displayed volume related increases as net loans of $48.0 million from The Bank of Mystic, Inc., were acquired on April 1, 1995 and $28.9 million from The Bank of Southeastern Connecticut were acquired on January 2, 1996.

For the first six months of 1996, the yield on the Company's investment portfolio was 5.81% compared to 6.07% for the same period in 1995. At June 30, 1996 and 1995, the weighted average life of the portfolio was 1.85 years and
2.06 years, respectively. At June 30, 1996, 92% of the portfolio was rated Aaa compared to 99% at June 30, 1995. Securities income was $474,000 higher in the first six months of 1996 compared to the first six months of 1995 due to higher volumes which was partially offset by declines related to lower rates.

Although open market interest rates during the second quarter of 1996 were lower than one year ago, the cost of funds on deposits increased during the current quarter due to higher deposit rates in previous quarters which remain in the portfolio and a shift in the Company's deposit composition from regular savings accounts to higher yielding certificates of deposits.

RATE SENSITIVITY: An ongoing objective of management is to manage asset and liability positions so as to moderate the effect of interest rate fluctuations on net interest income. NFC's position is measured by the ratio of interest rate sensitive assets to interest rate sensitive liabilities within a one year time frame. Management attempts to maintain this ratio within a range of 90% to 110%. In addition, management continually reviews the potential effect that changes in interest rates could have on net interest income and on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities. As of June 30, 1996, NFC's one year ratio of rate sensitive assets to rate sensitive liabilities was 95.8% compared to 90.2% at June 30, 1995. The year-over-year increase in the ratio of rate sensitive assets to rate sensitive liabilities within a one year time frame is partially attributable to a change, implemented during the second quarter of 1996, in the methodology used to determine the repricing classification of noncontractual deposits such as demand deposits, interest-bearing checking, and savings and money market deposits. These noncontractual deposits are now scheduled into discrete time frames based on (1) management's current estimate of the sensitivity of the rates and balances of these accounts to changes in market interest rates, (2) management's current deposit pricing philosophy in response to changes in the interest rate environment, and (3) management assumptions regarding seasonal patterns, cyclical factors, and industry trends or innovations that may influence the pricing or stability of these accounts. Previously, all interest-bearing checking, savings and money market deposits were classified as rate-sensitive within one year while all noninterest bearing demand deposits were classified as long term, non rate-sensitive liabilities. This change in methodology resulted in a net reduction in rate sensitive liabilities within a one year time frame of approximately $50 million at June 30, 1996. It is believed that the new methodology appropriately reflects the Company's rate sensitivity position. Had the previous methodology been applied at June 30, 1996, the ratio would have been 84.0%.

The Investment Committee of NFC's Board of Directors reviews asset/liability guidelines from time to time, including the target range for the rate sensitivity ratio at one year. The 90% to 110% guideline is still in effect and the Investment Committee approves ratios outside the target range.

NONPERFORMING ASSETS (NPAs) AND ALLOWANCES AND PROVISIONS FOR CREDIT LOSSES: At the end of the second quarter of 1996, NPAs, excluding "loans and foreclosed properties held for sale," were $10.1 million, which was $954,000 (8.6%)
lower than at the end of the second quarter of 1995 and was $749,000 (8.0%) higher than at the end of 1995. Net chargeoffs for the second quarter and first six months of 1996 were $556,000 and $851,000 respectively, compared to $461,000 and $748,000 for the second quarter and first six months of 1995.

Nonaccrual and restructured loans totaled $9.8 million or 96.8% of nonper-forming assets, excluding "loans and foreclosed properties held for sale," at June 30, 1996 compared to $9.8 million or 88.0% at June 30, 1995. Foreclosed properties, excluding foreclosed properties held for sale and before the allowance for losses, were $322,000 at June 30, 1996 compared to $1.3 million at June 30, 1995 and represented 3.2% and 12.0%, respectively, of total nonperforming assets.

The allowance for loan losses was $15.2 million at June 30, 1996 compared to $13.2 million at December 31, 1995 and $11.4 million one year ago. The provision for losses on loans was $200,000 for the second quarter of 1996, and $400,000 for the first six months of 1996, compared to $600,000 and $1.3 million for the second quarter and first six months of 1995. The allowance for loan losses also increased when Seconn's allowance of $2.5 million was added on January 2, 1996. NFC's ratio of allowance for loan losses to nonperforming loans, excluding nonperforming assets held for sale, was 155.3% as of June
30, 1996 compared to 144.5% at December 31, 1995 and 117.3% at June 30, 1995.
Provisions and allowances for losses are dependent on several factors, including the quality and estimated value of underlying collateral held on nonperforming assets, the results of NFC's systematic methodology to evaluate allowance adequacy, and chargeoffs of existing nonperforming assets.

Certain nonperforming loans and foreclosed properties held for sale at December 31, 1995 were sold during the first six months of 1996. Proceeds from the sales exceeded the carrying value by approximately $284,000 and resulted in a decrease in nonperforming loans and foreclosed properties held for sale from $4.1 million at December 31, 1995 to $2.4 million at June 30, 1996.

The bulk of NFC's problem assets and chargeoffs have been concentrated in the commercial real estate and business loan portfolios. As of June 30, 1996, these two portfolios accounted for $7.4 million (73.4%) of NPAs compared with $7.9 million (71.1%) at June 30, 1995. Net chargeoffs of commercial real estate, business loans and related foreclosed properties represented $457,000 or 53.7% of NFC's total net chargeoffs for the first six months of 1996 compared to $461,000 or 61.6% for the first six months of 1995.

NONINTEREST INCOME: Noninterest income for the current quarter amounted to $947,000 compared to $698,000 for the year-earlier quarter, bolstered by increases in service fee income along with a $206,000 net gain from the sale of securities. Deposit account service charges, automated teller machine fees and insurance commissions contributed to the year-over-year increase in service fee income. These increases primarily resulted from higher account activity during the second quarter of 1996 as the Company's banking franchise expanded.

For the first six months of 1996 noninterest income was $380,000 higher than the first six months of 1995. Securities gains of $209,000 were recorded in the first six months of 1996 while there were no securities sales in the comparable period of 1995. Service fees, primarily deposit service fees, were $315,000 (24.8%) higher in the first six months of 1996 compared to the first six months of 1995. These increases in noninterest income were offset by lower other noninterest income as well as losses on loans sold for the first six months of 1996 compared to gains on loans sold for the first six months of 1995.

NONINTEREST EXPENSE: Total noninterest expense was $4.7 million for the second quarter of 1996 compared to $4.3 million for the second quarter of 1995. The increase in total noninterest expense was principally the result of higher general operating expenses associated with a significant expansion of the Company's eastern Connecticut banking franchise during the past twelve months, partially offset by reductions in the Company's federal deposit insurance (FDIC) assessment and gains recognized on nonperforming loans and foreclosed properties held for sale.

The pattern of increases or decreases for the quarters ended June 30, 1996 and June 30, 1995 was also true for the first six months of 1996 compared to the first six months of 1995.

INCOME TAXES: The effective tax rate for the first six months of 1996 increased to approximately 44% from 36% for the same period in 1995. The 1995 effective tax rate benefited from the recognition of deferred tax assets. Such tax benefits were fully realized at the end of 1995. Also, nondeductible goodwill expense has increased in 1996 causing an increase in the effective tax rate.

CHANGES IN FINANCIAL CONDITION: Total assets were $731.2 million at June 30, 1996, an increase of $55.9 million from $675.3 million at December 31, 1995. The increase in total assets is due primarily to the Seconn transaction, which resulted in a total increase of $50.0 million.

The increase in other assets from December 31, 1995 is primarily due to the excess cost over net assets acquired from the acquisition of Seconn.

Total liabilities were $657.9 million at June 30, 1996, an increase of $58.6 million from $599.3 million at December 31, 1995. The increase is due primarily to the Seconn transaction which added approximately $44.4 million in deposits on January 2, 1996. The remaining increase is attributable to securities purchased but not yet settled of $16.0 million at June 30, 1996.

Stockholders' equity was $73.3 million at June 30, 1996, a decrease of $2.7 million from $76.0 million at December 31, 1995.

CAPITAL RESOURCES: Capital ratios for NFC and its subsidiary bank, The Norwich Savings Society, continue to be well in excess of all regulatory requirements as of June 30, 1996. The equity to assets ratio decreased slightly over June 30, 1995's ratio due to dividend payments and treasury stock purchases which exceeded net income and option exercises during the period. Risk based capital ratios and the leverage capital ratio declined over prior period levels as The Bank of Southeastern Connecticut was added on January 2, 1996 and treasury stock was purchased. These ratios remain well in excess of requirements.

LIQUIDITY: Liquidity is needed to meet normal depositor demands and to acquire assets. NFC's bank subsidiary, The Norwich Savings Society, considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. Government and agency obligations maturing within one year. As of June 30, 1996, liquid assets were $129.4 million or 17.7% of total assets compared to $124.8 million and 19.4% as of June 30, 1995.

Liquidity is generated by maturities of assets, borrowings from the Federal Home Loan Bank, deposit inflows and loan principal and interest payments. Due primarily to the acquisition of Seconn, total deposits, including mortgage escrow, showed growth of $65.4 million (11.8%) during the year ended June 30, 1996.

Norwich Financial Corp.'s main source of liquidity are dividends from The Norwich Savings Society, while the main outflows are the payment of dividends to common stockholders and repurchase of shares. There are certain restric-tions on payment of dividends by The Norwich Savings Society to Norwich Financial Corp.

INFLATION: The effect of inflation is reflected in the cost of NFC's operations. Since the assets and liabilities of NFC are primarily monetary in nature, the extent to which inflation affects interest rates will, in turn, affect NFC's operation.

                                                            Exhibit A
               NORWICH FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED FINANCIAL RESULTS


                                       SIX MONTHS ENDED     THREE MONTHS ENDED
                                           June 30,             June 30,

(In thousands, except share data)      1996        1995     1996         1995
EARNINGS
   Interest income                   $ 26,058    $22,412   $ 13,090    $11,978
   Interest expense                    13,015     10,417      6,456      5,723
   Net interest income                 13,043     11,995      6,634      6,255
   Net income                           2,922      2,726      1,514      1,332
   Earnings per share                    0.52       0.50       0.27       0.23
   Weighted average common shares
    outstanding, including common
    stock equivalents               5,672,419  5,479,339  5,597,150  5,741,141

RATIOS (annualized)
   Return on average assets              0.83%      0.91%      0.85%      0.84%
   Return on average stockholders'
     equity                              7.75       7.84       8.26       7.29
   Average stockholders' equity to
     average assets                     10.71      11.62      10.32      11.49

YIELD DATA
   (taxable equivalent annualized)
   Net interest margin                   3.86       4.16       3.92       4.11
   Net interest spread                   3.10       3.46       3.16       3.38

Asset yields
   Loans                                 8.70       8.71       8.72       8.75
   Investments                           5.81       6.07       5.75       6.16
   Earning assets                        7.74       7.80       7.75       7.88

Cost of funds
   Deposits                              4.58       4.31       4.52       4.48
   FHLB advances                         6.47       5.37       6.79       5.56
   Interest bearing liabilities          4.64       4.34       4.59       4.50

                                             June 30,            December 31,

                                        1996         1995            1995
OUTSTANDING BALANCES
   Total assets                      $731,193    $642,886        $675,332
   Net loans                          443,861     392,769         402,073

   Deposits                           616,801     551,725         567,783
   FHLB advances                       16,368       9,400          22,400

   Stockholders' equity                73,269      73,377          76,020

   Stockholders' equity to
    total assets                        10.02%      11.41%          11.26%
   Leverage capital ratio                9.19       10.87           10.84
   Risk based capital ratio
     Tier 1                             13.75       16.96           16.55
     Total                              15.02       18.23           17.82

Book value per share                   $13.59      $13.21          $13.58

  Shares of common stock            5,392,191   5,556,172       5,597,549

                                                              Exhibit B
               NORWICH FINANCIAL CORP.  AND SUBSIDIARY
                    NONPERFORMING ASSETS SUMMARY

                                               June 30,         December 31,
(Dollars in thousands)                     1996      1995           1995
Nonaccrual Loans
 Residential real estate                $ 2,084   $ 1,944        $ 1,286
 Commercial real estate
  Permanent                               3,996     4,344          4,425
  Land and construction                     224       278             73
 Commercial                               2,163     1,585          1,809
 Consumer                                   449       778            424
                                          8,916     8,929          8,017

Restructured Loans
 Residential and consumer                   137       228            591
 Commercial real estate                     751       519            505
 Commercial                                   0        73              0
                                            888       820          1,096
 Total nonperforming loans                9,804     9,749          9,113

Foreclosed properties                       322     1,331            264

Total nonperforming assets before
 nonperforming assets held for sale      10,126    11,080          9,377

Nonperforming assets held for
 sale
  Loans on nonaccrual                     1,073       732          2,208
  Foreclosed properties                   1,340     1,486          1,919
 Total nonperforming assets held
  for sale                                2,413     2,218          4,127
    Total nonperforming assets         $ 12,539  $ 13,298       $ 13,504

Summary of Impaired Loans

All loans classified as nonaccrual as of June 30, 1996 in the above table, and all loans restructured since January 1, 1995 are classified as impaired as a result of the adoption of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There were no impaired loans on accrual status as of June 30, 1996. Impaired loans were $10.4 million as of June 30, 1996 with an associated allowance for losses of $1.4 million.

                                                June 30,         December 31,
(Dollars in thousands)                       1996      1995         1995
Net chargeoffs (recoveries)
    year to date                          $   851   $   748       $ 3,539

Net chargeoffs to average
  loans and foreclosed properties
    For the period                           0.19%     0.20%         0.89%
    Annualized                               0.38      0.40%           (a)
Allowances for losses
    On loans                              $15,223   $11,432       $13,168
    On foreclosed properties                    0       229             0
     Combined                             $15,223   $11,661       $13,168
Ratios (exclusive of nonperforming
  assets held for sale)
    Allowance for loan losses to:
      Nonaccrual loans                     170.74%   128.03%       164.25%
      Nonperforming loans                  155.27    117.26        144.50
    Allowance for foreclosed properties
      to foreclosed properties                 (a)    17.21            (a)
    Combined allowances for losses to:
      Total nonperforming assets           150.34    105.24        140.43
      Total loans and foreclosed
        properties                           3.31      2.87          3.16

    Total nonperforming assets to:
      Total loans and foreclosed
        properties                           2.20      2.73          2.25
      Total assets                           1.38      1.72          1.39

(a) Not applicable

               NORWICH FINANCIAL CORP. AND SUBSIDIARY
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996





PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

      There are no material pending legal proceedings to which the Company or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.

    Item 2.  Changes in Securities

      During the second quarter of 1996, there were no changes which would materially modify the rights of the holders of the Company's registered securities.

    Item 3.  Defaults upon Senior Securities

      The Company and its subsidiary are not in default with respect to the payment of principal or interest related to any outstanding borrowing.

    Item 4.  Submission of Matters to a Vote of Securities Holders

      At the Annual Meeting of Stockholders, held May 10, 1996, two matters were submitted to a vote; the election of three directors and the ratification of KPMG Peat Marwick LLP as independent public accountants for the fiscal year ending December 31, 1996. Following are the results of the tabulation of the voting on these matters.

                                     For           Against       Withheld/
                                                                Abstentions
      Election of Directors
       Paul R. Duevel            4,774,519            0                 0
       Robert T. Ramsdell        4,774,519            0                 0
       Richard P. Reed           4,774,519            0                 0

      Ratification of
       Public Accountants        4,679,610       61,075            69,638

    Item 5.  Other Information

      None

    Item 6.  Exhibits and Reports on Form 8-K

      (a) The following Exhibits are filed herewith:
          Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K:
          No report on Form 8-K was filed during the period covered by this report.

               NORWICH FINANCIAL CORP. AND SUBSIDIARY
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996




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