Form 10-Q
period 1996-09-30
NORWICH FINANCIAL CORP
filed 1996-11-14
CIK 828808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarter and nine months ended September 30, 1996, or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934, for the transition period from to.

COMMISSION FILE NUMBER 0-17138

NORWICH FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

06-1226755
(IRS Employer Identification Number)

4 BROADWAY, NORWICH, CONNECTICUT
(Address of principal executive offices)

06360
(Zip Code)

860-889-2621
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock was 5,384,991 shares of common stock, par value $.01, outstanding as of October 31, 1996.

                     NORWICH FINANCIAL CORP.

                           FORM 10-Q

        QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                       TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

Listed below are the financial statements filed as a part of this quarterly report.


      Item 1 - Financial Statements

          Consolidated Balance Sheets                        3

          Consolidated Statements of Income                  4

          Consolidated Statements of Cash Flow               5

          Notes to Consolidated Financial Statements         7

      Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10

          Exhibit A - Consolidated Financial Results        16

          Exhibit B - Consolidated Nonperforming Assets
                       Summary                              17

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                            18

      Item 2 - Changes in Securities                        18

      Item 3 - Defaults Upon Senior Securities              18

      Item 4 - Submission of Matters to a Vote of
                Securities Holders                          18

      Item 5 - Other Information                            18

      Item 6 - Exhibits and Reports on Form 8-K             18

SIGNATURES                                                  19

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS


                                          September 30,          December 31,
(In thousands,
except share data)                     1996            1995           1995
ASSETS
 Cash and due from banks           $  20,629       $  15,029      $  14,600

 Investments
  Federal funds sold                   2,500           6,055          4,150
  Money market instruments,
   held to maturity (market
   value of $29,652 and
   $10,617 at September 30,
   1996 and 1995 and $15,701
   at December 31, 1995)              29,650          10,616         15,691
  Mortgage-backed securities,
   available for sale
   (amortized cost of
   $104,231 and $97,933 at
   September 30, 1996 and 1995
   and $93,456 at December
   1995)                             104,357          97,596         93,921
  Investment securities
   Held to maturity (market
     value of $38,667 and
     $74,895 at September 30,
     1996 and 1995 and $95,287
     at December 31, 1995)            38,672          74,881         95,281
   Available for sale
     (amortized cost of $8,699
     and $24,795 at
     September 30, 1996 and
     1995 and $14,934 at
     December 31, 1995)                9,086          25,096         15,282
  Federal Home Loan Bank stock,
   at cost                             3,715           3,715          3,715

                                     187,980         217,959        228,040

 Loans
  Mortgage                           347,618         299,461        304,226
  Other                              123,029         106,831        111,015
     Total loans                     470,647         406,292        415,241
   Less: allowance for
     loan losses                     (15,544)        (11,452)       (13,168)
       Net loans                     455,103         394,840        402,073

 Loans and foreclosed
  properties held for sale             2,381           2,705          5,192
 Premises and equipment,
  at cost less accumulated
  depreciation                         6,230           5,314          5,910
 Accrued income receivable             3,483           3,505          3,512
 Foreclosed properties (net of
  allowance of $0 and $229 at
  September 30, 1996 and 1995
  and $0 at December 31, 1995)           437           1,297            264
 Deferred tax asset, net               4,374           4,102          4,718
 Other assets                         13,826          11,304         11,023
     Total assets                   $694,443        $656,055       $675,332

LIABILITIES
 Total deposits                     $594,256        $554,628       $567,783
 Mortgagors' escrow accounts           1,761           1,543          3,221
 FHLB advances                        16,349          18,400         22,400
 Other liabilities                     7,252           7,323          5,908
     Total liabilities               619,618        $581,894       $599,312

STOCKHOLDERS' EQUITY
 Common stock                             60              58             59
 Additional paid in capital           58,720          57,490         58,030
 Retained income                      22,575          19,710         20,468
 Less: Treasury stock, at cost
  (568,890 and 288,729 shares
  at September 30, 1996 and
  1995 and 288,729 shares at
  December 31,1995)                   (6,833)         (3,074)        (3,074)
 Unrealized gain (loss) on
  securities available for
  sale net of tax effect                 303             (23)           537
     Total stockholders'
       equity                         74,825          74,161         76,020

     Total liabilities and
      stockholders' equity          $694,443        $656,055       $675,332

BOOK VALUE PER SHARE                $  13.90        $  13.35       $  13.58

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME

                                  Nine Months Ended     Three Months Ended
                                    September 30,          September 30,
(In thousands,
except share data)                1996       1995         1996      1995
INTEREST INCOME
 Mortgage loans                 $21,569    $18,209       $7,309    $6,415
 Other loans                      8,083      7,162        2,745     2,530
 Interest and dividends
   on investments
  Federal funds sold                219        405           52       136
  Money market instruments          916        290          363       241
  U.S. Government and
   agency obligations             3,758      4,649          949     1,508
  Mortgage-backed
   securities                     4,322      3,655        1,552     1,282
  Other bonds                        45         45           15        15
  Corporate stocks                  229        189           98        65
     Total interest income       39,141     34,604       13,083    12,192

INTEREST EXPENSE
 Deposits                        18,511     15,983        6,030     5,918
 FHLB advances                      800        486          266       134
  Total interest expense         19,311     16,469        6,296     6,052

 NET INTEREST INCOME             19,830     18,135        6,787     6,140
 LOAN LOSS PROVISION                800      1,900          400       600
NET INTEREST INCOME AFTER
  LOAN LOSS PROVISION            19,030     16,235        6,387     5,540

NONINTEREST INCOME
 Mortgage servicing fees            482        499          154       167
 Other service fee income         1,834      1,473          575       533
 Net securities gains               264         49           55        49
 Gains (losses) on loans
  sold or held for sale             (12)       (26)          35       (35)
 Other                              300        159          238         9
  Total noninterest income        2,868      2,154        1,057       723

NONINTEREST EXPENSE
 Salaries and employee
  benefits                        7,181      5,557        2,340     1,963
 Furniture and equipment            894        756          284       267
 Net occupancy                    1,821      1,272          595       461
 Data processing                    499        521          157       170
 Advertising and promotion          373        514           70       263
 FDIC/State assessments              12        565            1       (27)
 Legal                               85        166           22        52
 Amortization of intangibles        486        193          162        97
 Provision for losses on
  foreclosed properties               0          0            0         0
 Other nonperforming asset
  expenses                           23        361           37        64
 Other operating expenses         2,223      1,987          653       693
  Total noninterest
   expense                       13,597     11,892        4,321     4,003

INCOME BEFORE INCOME TAXES        8,301      6,497        3,123     2,260

INCOME TAX PROVISION              3,591      2,338        1,335       827

 NET INCOME                     $ 4,710    $ 4,159      $ 1,788   $ 1,433

 NET INCOME PER SHARE
     PRIMARY                    $  0.84    $  0.75      $  0.32   $  0.25
     FULLY DILUTED              $  0.83    $  0.74      $  0.32   $  0.25




             NORWICH FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOW


                                                    Nine Months Ended
(Dollars in thousands)                                September 30,
                                                    1996         1995
Operating Activities
 Net income                                        $4,710     $ 4,159
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Loan loss provision                              800       1,900
     Depreciation, amortization and
      accretion                                    (2,397)     (3,092)
     Amortization of intangible                       486         193
     Net gain on sales of securities                 (264)        (49)
     Loss on loans sold                                12          26
     Loans originated for sale                    (19,102)     (8,228)
     Proceeds from loans sold                      19,482       8,713
     Gain on nonperforming loans and
      foreclosed properties held for                 (319)          0
      sale
     Gain on foreclosed properties                    (62)          0
     Gain on sale of branch                          (201)          0
  Change in assets and liabilities net
   of effects from purchase of Seconn
   Holding Company and The Bank
   of Mystic, Inc.
     Change in accrued income receivable              276        (338)
     Change in deferred tax asset                     575           0
     Change in all other liabilities                  372       3,263
     Change in all other assets                       127       1,652
      Net cash provided by operating
        activities                                  4,495       8,199

Investing Activities
 Cash acquired net of cash paid for
  purchase of Seconn Holding Company               10,387           0
 Cash acquired net of cash paid for
  purchase of The Bank of Mystic, Inc.                  0       8,951
 Mortgage-backed securities
  Available for sale
   Proceeds
     Sales                                              0      10,245
     Maturities and repayments                     14,122       7,404
   Purchases                                      (24,979)    (34,305)
 Other investment securities
  Available for sale
   Proceeds
     Sales                                         21,306           0
     Maturities and repayments                      8,500         500
   Purchases                                      (22,284)     (4,992)
  Held to maturity
   Proceeds
     Sales                                              0           0
     Maturities and repayments                    182,120     156,000
   Purchases                                     (136,280)   (123,252)
 Net advances on loans                            (24,980)    (11,778)
 Proceeds from sales of foreclosed
  properties                                          870         714
 Proceeds from sales of loans and
  foreclosed properties held for sale               2,439       1,223
 Capital expenditures, net                           (545)       (448)
   Net cash provided by investing
     activities                                    30,676      10,262

Financing Activities
 Net increase (decrease) in savings,
  demand and other deposit accounts                 6,674     (18,869)
 Net (decrease) increase in time
  deposits                                        (14,449)     28,066
 Sale of deposits                                  (9,820)          0
 Net decrease in mortgagors'
  escrow accounts                                  (1,475)     (1,335)
 Proceeds from FHLB advances                       20,902      23,649
 Repayment of FHLB advances                       (26,953)    (42,649)
 Proceeds from exercise of stock
  options                                           1,041          47
 Purchase of treasury stock                        (4,109)     (1,821)
 Cash dividends paid                               (2,603)     (2,197)
     Net cash used by financing
      activities                                  (30,792)    (15,109)
     Net increase in cash and cash
      equivalents                                   4,379       3,352
  Cash and cash equivalents at
   beginning of period                             18,750      17,732
  Cash and cash equivalents at
   end of period                                 $ 23,129     $21,084

Supplemental disclosures
 Interest                                        $ 19,259     $10,393
 Income Taxes                                       3,235          25

Supplemental information on
  noncash transactions
 Transfer to foreclosed properties                    283         797
 Loans to facilitate the sale of
  foreclosed properties                             1,272       1,043
 Treasury stock issued for the purchase
  of The Bank of Mystic, Inc.                           0       5,373

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

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       September 30, 1996

I.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Norwich Financial Corp., (NFC or the Company), without an audit except for the December 31, 1995 balance sheet, which was derived from the Annual Report on Form 10-K, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although NFC believes the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, of a normal, recurring nature and necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in NFC's Annual Report on Form 10-K for the year ended December 31, 1995 and with the supplementary schedules presented as Exhibits A and B on pages 16 and 17. NFC's consolidated financial statements contained herein have been prepared in accordance with the accounting policies described in Note 2 to the December 31, 1995 financial statements included in NFC's 1995 Annual Report on Form 10-K.

II.  Earnings Per Share

Earnings per common share have been computed based on the following:

                               Nine Months Ended      Three Months Ended
                                 September 30,           September 30,
                               1996        1995        1996        1995
Net income applicable
 to common stock              $4,710      $4,159      $1,788      $1,433
Average number of
 common shares
 outstanding               5,494,105   5,454,862   5,381,333   5,556,172
Average number of
 common and common
 equivalent shares
 outstanding               5,623,848   5,551,638   5,533,592   5,691,865
Average number of
 common shares
 outstanding -
 assuming full
 dilution                  5,674,430   5,628,378   5,561,658   5,737,151


III.  Capital Ratios

                                      September 30, 1996

                                              Regulatory Requirements to
                                 Actual      be Considered Well Capitalized
   Risk-based
     Tier 1                       13.82                  6.00%
     Total                        15.10                 10.00

     Leverage                      9.58                  5.00


IV.  Realized and Unrealized Gains and Losses on Investment
Securities (in thousands)

Unrealized gains and losses as of September 30, 1996 and September 30, 1995 were as follows:


     Unrealized at September 30, 1996

                                                                 Held to
                                 Available for Sale              Maturity

                            Mortgage-Backed    All Other         All Other
                               Securities     Securities        Securities
      Unrealized gains            $ 810         $ 397             $  8
      Unrealized losses           $ 684            10               11

      Net unrealized gains
       (losses)                   $ 126         $ 387             $ (3)


     Unrealized at September 30, 1995

                                                                Held to
                                 Available for Sale             Maturity

                            Mortgage-Backed      All Other      All Other
                               Securities       Securities     Securities
      Unrealized gains         $  823               $317          $ 27
      Unrealized losses         1,160                 16            12

      Net unrealized gains
       (losses)                $ (337)              $301          $ 15



Proceeds from sales and realized gains and losses on investments were as follows:

                               Nine Months Ended         Three Months Ended
                                  September 30               September 30
                                1996       1995           1996         1995
     Other investment
      securities available
      for sale
       Proceeds               $21,306          0         $20,968            0
       Realized gains             287          0              78            0
       Realized losses             23          0              23            0

     Mortgage-backed
      securities available
      for sale
       Proceeds                     0    $10,245               0      $10,245
       Realized gains               0         49               0           49
       Realized losses              0          0               0            0

V.  Adoption of New Financial Accounting Standards

In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption of this Statement did not have a material impact on the Company's financial statements.

In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights" was issued. SFAS No. 122 requires an enterprise which acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained, to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practical to estimate those fair values. These mortgage servicing rights are to be amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair values. The Company adopted SFAS No. 121 effective January 1, 1996. During the third quarter and nine months ended September 30, 1996, the Company recorded mortgage servicing rights of $61,000 and $183,000 respectively.

In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and earnings per share as if the fair value method of accounting defined in this Statement had been applied. The Company will continue to follow the method of accounting prescribed by Opinion 25. The required proforma disclosures will be made in the notes to the 1996 Annual Report.

The Financial Accounting Standards Board has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers of financial assets made after December 31, 1996. This statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The Company believes that the effect of the adoption of SFAS 125 will not be material to its financial position or results of operations.

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

VII.  Reclassification

Certain reclassifications have been made to the prior years' amounts to conform with the 1996 presentation.

              NORWICH FINANCIAL CORP. AND SUBSIDIARY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ending
                  September 30, 1996 and 1995

GENERAL

Norwich Financial Corp. (NFC or the Company) is a holding company and parent to The Norwich Savings Society (the Bank). The Bank is a state chartered stock savings bank headquartered in Norwich, Connecticut which originates real estate, commercial and consumer loans in southeastern Connecticut. The Bank funds its operations through the taking of deposits in the same market area.

Traditionally a defense oriented economy dominated by companies such as General Dynamic's Electric Boat Division, the Bank's market area has been diversifying to accommodate defense downsizing which continues to impact the area's economy. The gaming industry is currently anchored by the Mashantucket Pequot's Foxwoods Casino which is one of the region's largest employers and is continuing to expand. A second casino, Mohegan Sun Resort, just south of Norwich in Montville opened in October of 1996 and is operated by the Mohegan Tribe. Tourism continues to grow throughout the region with the expansion, for example, of the Mystic Marinelife Aquarium. The Nautilus Submarine and Museum and The Mystic Seaport both represent existing major attractions of the region. In addition to the regional tourism and gaming concentration, eastern Connecticut's economy also benefits by the presence of companies such as Pfizer, Inc. expanding its pharmaceutical research facility in Groton and the University of Connecticut's Marine Science and Technology Center which will be located in Groton.

SUMMARY

For the third quarter of 1996, NFC had net income of $1.8 million or $.32 per share compared to net income of $1.4 million or $.25 per share for the third quarter of 1995. For the nine months ended September 30, 1996, net income was $4.7 million ($.84 per share) compared to $4.2 million ($.75 per share) for the first nine months of 1995. Core earnings for the quarter ended September 30, 1996 were $3.2 million which is slightly higher than $2.8 million for the quarter ended September 30, 1995. Core earnings were affected positively by increased net interest income which was $647,000 (10.5%) higher in the third quarter of 1996 than in the third quarter of 1995 and an increase in service fee income of $29,000 (4.1%), offset by an increase in noninterest expenses of $318,000 (7.9%) during the third quarter of 1996 compared to the third quarter of 1995. For the nine month periods ended September 30, 1996 and 1995 core earnings were $8.5 million and $8.2 million, respectively. NFC defines core earnings as net interest income plus service fee income, less noninterest expenses other than provisions for losses on foreclosed properties.

Total nonperforming assets at September 30, 1996, excluding "loans and foreclosed properties held for sale," were $9.8 million compared to $14.3 million at the same date a year earlier. As of September 30, 1996, total nonperforming assets, including "loans and foreclosed properties held for sale," were $11.5 million compared to $16.4 million at September 30, 1995.

The results of the nine months ended September 30, 1996 include the impact of the acquisitions of The Bank of Mystic, Inc., on April 1, 1995 and The Bank of Southeastern Connecticut (Seconn) on January 2, 1996; both acquisitions were recorded using the purchase method of accounting.

Effective September 20, 1996, the Bank completed the sale of a branch. Deposits totaling $10.0 million were sold in the transaction. Loans were excluded from the transaction. This transaction resulted in a gain of $201,000 being recorded in the third quarter of 1996.

The Bank has entered into an agreement to acquire two branch offices of First Union Bank of Connecticut. In addition to the two branches, the transaction will include the transfer of approximately $32 million in deposits and certain loans.

NET INTEREST INCOME

As previously mentioned, the year-over-year increase in core earnings for the third quarter and for the nine months ended September 30, 1996 was due primarily to an increase in net interest income. For the third quarter, the increase in net interest income was attributable to a higher net interest margin (net yield on interest earning assets) and an 8.6% increase in average earning assets compared to the year-earlier period. For the nine months ended September 30, 1996, the increase was due to a 13.9% year-over-year increase in average earning assets, partially offset by a slightly lower net interest margin. The year-over-year increase in earning assets was due primarily to the Company's acquisition of The Bank of Southeastern Connecticut on January 2, 1996.

Net interest income for the third quarter of 1996 was $6.8 million compared with $6.1 million for the third quarter of 1995. Net interest margin on a fully taxable equivalent basis was 4.07% for the quarter ended September 30, 1996 compared with 3.99% for the quarter ended September 30, 1995. Net interest income for the nine months ended September 30, 1996 was $19.8 million compared with $18.1 million for the year-ago period. Net interest margin on a fully taxable equivalent basis was 3.94% for the nine months ended September 30, 1996 versus 4.10% for the year-ago period.

NFC's asset yields decreased slightly during 1996 from year-earlier levels for both the quarter and year-to-date periods.
The Company's cost of funds for the most recent quarter was lower than in the year-ago quarter, but was slightly higher than the year-earlier level for the nine months ended September 30. Asset yields decreased less than deposit interest costs during the most recent quarter as management followed a conservative deposit pricing strategy during the quarter, resulting in the improvement in NFC's net yield on interest-earning assets (net interest margin).

For the first nine months of 1996, the yield on the Company's loan portfolio was 8.68% compared to 8.74% for the first nine months of 1995. All categories of loans displayed volume related increases as net loans of $48.0 million from The Bank of Mystic, Inc. were acquired on April 1, 1995 and $28.9 million from The Bank of Southeastern Connecticut were acquired on January 2, 1996.

For the first nine months of 1996, the yield on the Company's investment portfolio was 5.83% compared to 6.08% for the same period in 1995. At September 30, 1996 and 1995, the weighted average life of the portfolio was 2.19 years and 2.41 years, respectively. At September 30, 1996, 84% of the portfolio was rated Aaa compared to 96% at September 30, 1995. Securities income was $256,000 higher in the first nine months of 1996 compared to the first nine months of 1995 due to higher volumes which were partially offset by lower yields.

RATE SENSITIVITY

An ongoing objective of management is to manage asset and liability positions so as to moderate the effect of interest rate fluctuations on net interest income. NFC's position is measured by the ratio of interest rate sensitive assets to interest rate sensitive liabilities within a one year time frame. Management attempts to maintain this ratio within a range of 90% to 110%.
In addition, management continually reviews the potential effect that changes in interest rates could have on net interest income and on the repayment of rate sensitive assets and on funding requirements of rate sensitive liabilities.

As of September 30, 1996, NFC's one year ratio of rate sensitive assets to rate sensitive liabilities was 88.8% compared to 87.1% at September 30, 1995. The year-over-year increase in the ratio of rate sensitive assets to rate sensitive liabilities within a one year time frame is partially attributable to a change, implemented during the second quarter of 1996, in the methodology used to determine the repricing classification of noncontractual deposits such as demand deposits, interest-bearing checking, and savings and money market deposits. These noncontractual deposits are now scheduled into discrete time frames based on (1) management's current estimate of the sensitivity of the rates and balances of these accounts to changes in market interest rates,
(2) management's current deposit pricing philosophy in response to changes in the interest rate environment, and (3) management assumptions regarding seasonal patterns, cyclical factors, and industry trends or innovations that may influence the pricing or stability of these accounts. Previously, all interest-bearing checking, savings and money market deposits were classified as rate-sensitive within one year while all noninterest bearing demand deposits were classified as long term, non-rate sensitive liabilities. This change in methodology resulted in a net reduction in rate sensitive liabilities within a one year time frame of approximately $49.4 million at September 30, 1996. It is believed that the new methodology appropriately reflects the Company's rate sensitivity position. Had the previous methodology been applied at September 30, 1996, the ratio would have been 78.2%.

The Investment Committee of NFC's Board of Directors reviews asset/liability guidelines from time to time, including the target range for the rate sensitivity ratio at one year. The 90% to 110% guideline is still in effect and the Investment Committee approves ratios outside the target range.

NONPERFORMING ASSETS (NPAs) AND ALLOWANCES AND PROVISIONS FOR
CREDIT LOSSES

At the end of the third quarter of 1996, NPAs, excluding "loans and foreclosed properties held for sale," were $9.8 million, which was $4.5 million (31.4%) lower than at the end of the third quarter of 1995 and was $462,000 (4.9%) higher than at the end of 1995. The increase in NPAs since December 31, 1995 reflects, approximately, $3.0 million of nonperforming assets relating to loans originated by the Bank of Southeastern Connecticut, prior to the acquisition of that institution on January 2, 1996, partially offset by the disposition of NPAs of approximately $2.5 million. Net chargeoffs for the third quarter and first nine months of 1996 were $79,000 and $930,000 respectively, compared to $580,000 and $1.3 million for the third quarter and first nine months of 1995.

Nonaccrual and restructured loans totaled $9.4 million or 95.6% of nonperforming assets, excluding "loans and foreclosed properties held for sale", at September 30, 1996 compared to $12.8 million or 89.4% at September 30, 1995. Foreclosed properties, excluding foreclosed properties held for sale and before the allowance for losses, were $437,000 at September 30, 1996 compared to $1.5 million at September 30, 1995 and represented 4.4% and 10.6%, respectively, of total nonperforming assets excluding "loans and foreclosed properties held for sale".

The allowance for loan losses was $15.5 million at September 30, 1996 compared to $13.2 million at December 31, 1995 and $11.5 million one year ago. The provision for losses on loans was $400,000 for the third quarter of 1996, and $800,000 for the first nine months of 1996, compared to $600,000 and $1.9 million for the third quarter and first nine months of 1995. The allowance for loan losses also increased when Seconn's allowance of $2.5 million was added on January 2, 1996. NFC's ratio of allowance for loan losses to nonperforming loans, excluding nonperforming assets held for sale, was 165.3% as of September 30, 1996 compared to 144.5% at December 31, 1995 and 89.3% at September 30, 1995. Provisions and allowances for losses are dependent on several factors, including the quality and estimated value of underlying collateral held on nonperforming assets, the results of NFC's systematic methodology to evaluate allowance adequacy, and chargeoffs of existing nonperforming assets.

Certain nonperforming loans and foreclosed properties held for sale at December 31, 1995 were sold during the first nine months of 1996. Proceeds from the sales exceeded the carrying value by approximately $319,000 and resulted in a decrease in nonperforming loans and foreclosed properties held for sale from $4.1 million at December 31, 1995 to $1.7 million at September 30, 1996.

The bulk of NFC's problem assets and chargeoffs have been concentrated in the commercial real estate and business loan portfolios. As of September 30, 1996, these two portfolios accounted for $6.9 million (69.8%) of NPAs compared with $8.7 million (60.4%) at September 30, 1995. Net chargeoffs of commercial real estate, business loans and related foreclosed properties represented $471,000 or 50.7% of NFC's total net chargeoffs for the first nine months of 1996 compared to $912,000 or 68.7% for the first nine months of 1995.

NONINTEREST INCOME

Noninterest income for the current quarter amounted to $1.1 million compared to $723,000 for the year-earlier quarter. This increase is due to additional service fee income, gain on performing loans sold and the sale of a branch office.

For the first nine months of 1996 noninterest income was $714,000 higher than the first nine months of 1995. Securities gains of $264,000 were recorded in the first nine months of 1996 compared to $49,000 of securities gains for the first nine months of 1995. Service fees, primarily deposit service fees, were $344,000 (17.4%) higher in the first nine months of 1996 compared to the first nine months of 1995. In addition to the above, a gain of $201,000 was recorded upon the sale of a branch office in the third quarter of 1996.

NONINTEREST EXPENSE

Total noninterest expense was $4.3 million for the third quarter of 1996 compared to $4.0 million for the third quarter of 1995. The increase in total noninterest expense was principally the result of higher general operating expenses associated with an expansion of the Company's eastern Connecticut banking franchise during the past twelve months.

The pattern of increases for the quarters ended September 30, 1996 and September 30, 1995 was also true for the first nine months of 1996 compared to the first nine months of 1995. These increases were offset by reduced spending on advertising and promotions, a reduction in the federal deposit insurance (FDIC) assessment as well as gains recognized on nonperforming loans and foreclosed properties held for sale.

INCOME TAXES

The effective tax rate for the first nine months of 1996 increased to approximately 43% from 36% for the same period in 1995. The 1995 effective tax rate benefited from the recognition of deferred tax assets. Such tax benefits were fully realized at the end of 1995. Also, nondeductible goodwill has increased in 1996 causing an increase in the effective tax rate.

CHANGES IN FINANCIAL CONDITION

The increase in total assets is due primarily to the acquisition of Seconn on January 2, 1996 which added approximately $49.9 million in assets, including the excess cost over net assets acquired. In addition to the impact of Seconn, the September 30, 1996 assets reflect an increase in loan activity which was funded by maturing investments. Investments were also liquidated during the three months ended September 30, 1996 to fund modest outflows of deposits and the sale of a branch with approximately $10.0 million of deposits.

Total liabilities were $619.6 million at September 30, 1996, an increase of $20.3 million from $599.3 million at December 31, 1995. The increase is due primarily to the Seconn transaction which added approximately $44.4 million in deposits on January 2, 1996. This increase was offset by the sale of a branch, as discussed above. Also, the Bank has recently been more conservative in the pricing of time deposits which has caused a modest reduction in time deposit balances.

Stockholders' equity was $74.8 million at September 30, 1996, a decrease of $1.2 million from $76.0 million at December 31, 1995. At September 30, 1996, NFC's equity represented 10.77% of total assets compared to 11.30% at September 30, 1995. Book value per share was $13.90 at September 30, 1996 compared to $13.35 at September 30, 1995.

CAPITAL RESOURCES

Capital ratios for NFC and its subsidiary bank, The Norwich Savings Society, continue to be well in excess of all regulatory requirements as of September 30, 1996. The leverage capital ratio was 9.58% and total risk based capital was 15.10% compared to 10.89% and 18.26%, respectively, at September 30, 1995. Capital ratios remain well above minimum regulatory requirements of 4% to 5% for leverage capital and 8% for total risk-based capital.

LIQUIDITY

Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. Norwich Financial Corp.'s main source of liquidity is dividends from the Bank. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Bank and the ability of the Bank to pay dividends under applicable laws and regulations.

The Bank considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. Government and agency obligations maturing within one year. As of September 30, 1996, liquid assets were $91.5 million or 13.2% of total assets compared to $119.6 million and 18.2% as of September 30, 1995.

Liquidity is generated by deposit inflows, loan principle and interest payments, maturing investments and Federal Home Loan Bank advances. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and payments to meet operating expenses. Due primarily to the acquisition of Seconn, total deposits, including mortgage escrow, showed growth of $39.8 million during the year ended September 30, 1996.

INFLATION

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

                                                      Exhibit A
             NORWICH FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED FINANCIAL RESULTS


                               Nine Months Ended       Three Months Ended
                                 September 30,            September 30,

(In thousands,
except share data)            1996         1995         1996        1995
EARNINGS
     Interest income        $39,141      $34,604      $13,083    $ 12,192
     Interest expense        19,311       16,469        6,296       6,052
     Net interest income     19,830       18,135        6,787       6,140
     Net income               4,710        4,159        1,788       1,433
     Primary earnings per
      share                    0.84         0.75         0.32        0.25
     Weighted average
       common shares
       outstanding,
       including common
       stock equivalents  5,623,848    5,551,638    5,533,592   5,691,865

RATIOS (annualized)
     Return on average
      assets                   0.89%        0.90%        1.00%       0.88%
     Return on average
      stockholders' equity     8.30         7.81         9.64        7.72
     Average stockholders'
      equity to average
      assets                  10.71        11.53        10.41       11.41

YIELD DATA
     (taxable equivalent
      annualized)
     Net interest margin       3.94%        4.10%        4.07%       3.99%
     Net interest spread       3.17         3.37         3.29        3.20

Asset yields
     Loans                     8.68         8.74         8.66        8.80
     Investments               5.83         6.08         5.86        6.10
     Earning assets            7.76         7.82         7.79        7.87

Cost of funds
     Deposits                  4.54         4.43         4.45        4.66
     FHLB advances             6.45         5.40         6.39        5.48
     Interest bearing
      liabilities              4.59         4.45         4.50        4.67



                                   September 30,            December 31,
                                 1996        1995               1995
OUTSTANDING BALANCES
     Total assets              $694,443    $656,055           $675,332
     Net loans                  455,103     394,840            402,073

     Deposits                   594,256     554,628            567,783
     FHLB advances               16,349      18,400             22,400

     Stockholders' equity        74,825      74,161             76,020

     Stockholders' equity to
      total assets                10.77%      11.30%             11.26%

     Book value per share        $13.90      $13.35             $13.58

     Shares of common stock   5,384,991   5,556,172          5,597,549


                                                                     Exhibit B
                     NORWICH FINANCIAL CORP.AND SUBSIDIARY
                           NONPERFORMING ASSETS SUMMARY


                                    September 30,           December 31,
(Dollars in thousands)            1996        1995              1995
Nonaccrual Loans
 Residential real estate        $ 2,667     $ 2,950           $ 1,286
 Commercial real estate
   Permanent                      3,693       5,966             4,425
   Land and construction            248         296                73
 Commercial                       1,704       1,831             1,809
 Consumer                           290         899               424
                                  8,602      11,942             8,017

Restructured Loans
 Residential and consumer             0         367               591
 Commercial real estate             800         513               505
 Commercial                           0           0                 0
                                    800         880             1,096
  Total nonperforming loans       9,402      12,822             9,113

Foreclosed properties               437       1,526               264

Total nonperforming assets
 before nonperforming assets
 held for sale                    9,839      14,348             9,377

Nonperforming assets held for
  sale
 Loans on nonaccrual                851         554             2,208
 Foreclosed properties              857       1,484             1,919
Total nonperforming assets
 held for sale                    1,708       2,038             4,127

Total nonperforming assets      $11,547     $16,386           $13,504

Summary of Impaired Loans

All loans classified as nonaccrual as of September 30, 1996 in the above table, and all loans restructured since January 1, 1995 are classified as impaired as a result of the adoption of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There were no impaired loans on accrual status as of September 30, 1996. Impaired loans were $9.7 million as of September 30, 1996 with an associated allowance for losses of $2.1 million.

                                     September 30,           December 31,
(Dollars in thousands)             1996       1995                1995
Net chargeoffs (recoveries)
 year to date                     $ 930    $ 1,328             $ 3,539

Net chargeoffs to average loans
  and foreclosed properties
 For the period                    0.20%      0.34%               0.89%
 Annualized                        0.27%      0.46%                 (a)

Allowances for losses
    On loans                    $15,544    $11,452             $13,168
    On foreclosed properties          0        229                   0
     Combined                   $15,544    $11,681             $13,168

Ratios (exclusive of
nonperforming assets
held for sale)

  Allowance for loan
    losses to
   Nonaccrual loans              180.70%     95.90%             164.25%
   Nonperforming loans           165.33      89.32              144.50

  Allowance for foreclosed
   properties to foreclosed
   properties                        (a)     15.01                  (a)

  Combined allowances for
    losses to
   Total nonperforming assets    157.98      81.41              140.43
   Total loans and foreclosed
     properties                    3.29       2.86                3.16

  Total nonperforming assets to
   Total loans and foreclosed
     properties                    2.09       3.51                2.25
   Total assets                    1.42       2.19                1.39

(a) Not Applicable

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
    FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

     There are no material pending legal proceedings to which the Company or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.

    Item 2.  Changes in Securities

     During the third quarter of 1996, there were no changes which would materially modify the rights of the holders of the Company's registered securities.

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

             NORWICH FINANCIAL CORP. AND SUBSIDIARY
    FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


                        10-Q SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: November 14, 1996         By: /s/ Daniel R. Dennis, Jr.
                                     Daniel R. Dennis, Jr.
                                     Chairman, President, Chief Executive
                                     Officer and Director


Date: November 14, 1996         By: /s/ Michael J. Hartl
                                        Michael J. Hartl
                                        Executive Vice President, Treasurer,
                                        Chief Financial Officer and Director


Date: November 14, 1996         By: /s/ Lori J. Ferro
                                        Lori J. Ferro
                                        Vice President and Controller