Form 10-K405
period 1996-12-31
NORWICH FINANCIAL CORP
filed 1997-03-25
CIK 828808

NORWICH FINANCIAL CORP. AND SUBSIDIARY


Contents
 1 Stockholder Information
 4 President's Letter to
   Stockholders
 6 Five Year Selected Consolidated
   Financial Data
 7 Management's Discussion and
   Analysis of Financial Condition
   and Results of Operations
19 Independent Auditors' Report
20 Consolidated Balance Sheets
21 Consolidated Statements of
   Income
51 Form 10-K
73 Directors and Officers of the
   Company and Subsidiary
74 Office Locations

Cover Painting by:  Merrill Park Keeley


Stockholder Information

Corporate Headquarters
Norwich Financial Corp.
4 Broadway
P.O. Box 1048
Norwich, CT 06360
Telephone: (860) 889-2621

Stock Listing
NASDAQ Symbol: NSSB

Transfer Agent/Registrar
ChaseMellon Shareholder Services,
L.L.C.
One Overpeck Centre
85 Challenger Road
Ridgefield Park, NJ 07660
Telephone: (800) 298-6803

Independent Public
Accountants
KPMG Peat Marwick LLP
CityPlace II
Hartford, CT 06103

Annual Meeting
The Annual Meeting of Stockholders
of Norwich Financial Corp. will be
held on May 16, 1997 at 10:00 AM
at the
Ramada Hotel
10 Laura Boulevard
Norwich, CT 06360

Stockholder Information
If you have any questions or
comments concerning Norwich
Financial Corp., or if you would
like copies of any financial
reports, please contact:

Investor Relations
Norwich Financial Corp.
P.O. Box 1048
Norwich, CT  06360
Telephone: (860) 889-2621 Ext. 2246

Common Stock Information

Market Information
Norwich Financial Corp. (NFC or
the Company) is listed as "NSSB"
on the National Market System.
There were 2,105 stockholders of
record on January 31, 1997.  The
following information is pro-
vided by the National Associa-
tion of Securities Dealers, Inc.


                          Price Range
1996 Quarter Ended        High     Low
 March 31              $14 3/4   $12 9/16
 June 30                15 1/2    12 3/8
 September 30           18        14
 December 31            20 3/4    17 1/4

                          Price Range
1995 Quarter Ended        High     Low
 March 31              $11 1/4   $ 9 1/2
 June 30                12        10 1/2
 September 30           15 1/2    11 1/4
 December 31            15        12 1/4

Dividends
The NFC Board of Directors
increased the regular quarterly
dividend from $.10 to $.12 on
July 24, 1996.  The Board may
authorize the payment of special
dividends in the future if
warranted by NFC's earnings and
performance.  However, there can
be no assurances that NFC's
Board will authorize the payment
of special dividends in the
future or that regular quarterly
dividends will continue.


The following table illustrates dividends that were declared:

Date Declared       Date Payable        Amount
September 21, 1994  October 18, 1994    $.05
October 24, 1994    November 23, 1994    .08
January 20, 1995    February 15, 1995    .08
January 20, 1995    February 15, 1995    .15*
April 19, 1995      May 17, 1995         .08
July 26, 1995       August 23, 1995      .10
October 20, 1995    November 17, 1995    .10
January 24, 1996    February 21, 1996    .10
January 24, 1996    February 21, 1996    .15*
April 24, 1996      May 22, 1996         .10
July 24, 1996       August 21, 1996      .12
October 23, 1996    November 20, 1996    .12
January 14, 1997    February 11, 1997    .12
January 14, 1997    February 11, 1997    .10*

* Denotes special dividends declared by the NFC Board of Directors



Page 2 Graph - Primary Earnings Per Share

                                   1996     1995     1994     1993    1992
Primary earnings per share        $1.18    $1.00    $ .72    $ .37   $ .27


Page 2 Graph - Return on Average Assets

                                   1996    1995    1994    1993    1992
Return on average assets           .95%    .87%    .65%    .35%    .24%


Page 2 Graph - Return on Average Equity

                                    1996     1995     1994     1993     1992
Return on average equity           8.91%    7.59%    5.62%    2.94%    2.20%


Page 3 Graph - Total Loans (in Millions)

                                 1996      1995      1994      1993      1992
Total loans (in millions)      $477.1    $415.2    $347.2    $335.5    $338.8


Page 3 Graph - Total Deposits (in Millions)

                                  1996      1995      1994      1993      1992
Total deposits (in millions)    $585.1    $567.8    $485.4    $482.2    $484.3

Page 3 Graph - Book Value Per Share

                                   1996      1995      1994      1993      1992
Book value per share             $14.17    $13.58    $12.71    $12.66    $12.62


Page 3 Graph - Nonperforming Assets to Total Assets

                                        1996    1995    1994    1993    1992
Nonperforming assets to total assets   1.02%   1.39%   1.67%   4.34%   7.37%


Page 3 Graph - Total Allowance for Losses to Total Nonperforming Assets

                                       1996      1995     1994     1992     1992
Total allowance for losses to
total nonperforming assets           199.17%   140.43%   93.27%   42.37%   34.82%







                     Dear Fellow Stockholders:



  We are pleased to announce that 1996 was an excellent year for Norwich Financial Corp. with record earnings and net income for the year of $6,651,000, or $1.17 per share. When compared to net income of $5,473,000 or $0.97 for the year ended December 31, 1995, these improved earnings represent an increase of over 21% from 1995. In recognition of these increased earnings, The Board of Directors declared a special cash dividend of $.10 per share to stockholders of record as of January 28, 1997 as well as a regular quarterly cash dividend of $.12 per share. Among the factors contributing to our robust results was an improving regional economic environment which resulted in growth in the Company's loan portfolio and a year-over-year increase in our earning assets related to our acquisition of The Bank of Southeastern Connecticut. Other factors impacting our results included management's commitment to lower funding costs while maintaining a competitive deposit rate structure, to increase fee income as well as to significantly reduce nonperforming assets, and to control operating expenses.
  We completed eighteen months of expansion which included enlarging our market area in Mystic through the acquisition of The Bank of Mystic, Inc. in 1995, extending our boundaries into Waterford and East Lyme through the acquisition of The Bank of Southeastern Connecticut and adding a de novo branch in New London. We spent 1996 building our customer base and establishing our presence in those communities, further enhancing our ability to serve the banking needs of area retail and business customers. In an era of ever expanding regional banking giants, we have worked diligently to foster a friendly, service oriented community bank environment, reinforced by technological advances such as a network of conveniently located and accessible ATMs. The Bank's management team has determined that the right balance of service and technology is what sets us apart from the competition and therefore strives to develop strategies for controlled growth while maintaining a level of service second to none in the area. We also recognize the need to control costs and improve productivity throughout the organization if we are to improve our profitability. In conjunction with those broad goals, task forces comprised of seasoned bank employees and professional consultants have and are continuing to work in coalition with senior management to improve the efficiency and cost effectiveness of our operation.
  Over the last several years, in an effort to recover from the industry wide loan losses incurred in the late eighties and early nineties, a major thrust has been to accelerate the disposition of selected nonperforming loans. I am pleased to report that great strides have been made in this area including the sale of $2 million of nonperforming loans in the fourth quarter, which reduced the level of total nonperforming assets to approximately $7.0 million at December 31, 1996.
  Noninterest income, primarily derived from securities gains as well as retail and commercial deposit service fees, increased by more than 32% from $2.9 million in 1995 to $3.9 million at year
end  1996.   The improvement in fee income is in part attributable
to the Bank's cross selling efforts at the branch level in addition to diligence exercised in monitoring and collecting fees for commercial and retail services rendered throughout the organ-ization.
  Located in a region undergoing a renewal in economic growth, the Bank is strategically positioned between two thriving casinos, the Mashantucket Pequot Foxwoods Resort Casino in Ledyard and the recently opened Mohegan Sun Resort in Uncasville. Dependent upon an economy that for decades was anchored almost exclusively by defense oriented industries with Electric Boat as the most significant player, but which is now retooling as a result of defense downsizing, the recent emphasis on gaming and tourism has
provided  the stimulus needed to transition our economy.   Tourism
will continue to expand with new ventures such as a Six Flags Park proposed location in North Stonington, in addition to the draw of such proven attractions as Mystic Marinelife Aquarium and Mystic Seaport. That segment of the economy attributable to the defense industry still remains highly viable although it continues to downsize to a lower level than a decade ago. With a concentration of highly educated and skilled workers, unemployment levels have remained consistently in the 5% or lower range even as the region has responded to the shift in direction.
  Our management team is encouraged by the expanding economy and feels that the ensuing opportunities for measured growth mesh well with our strategic plan which includes increasing our market share through acquisitions of existing retail banking outlets which complement our profile. In keeping with that goal, the Bank will complete its acquisition of two First Union branches in early March whose customer base and deposits will be merged with and into our Groton and New London branch offices, thereby expanding
our  market  share  in  those two communities.   Also  a  critical
component to both our short term and long range planning is our commitment to improving efficiency in addition to ensuring that serving our customers is always the major focus of our business, and that we serve them with competitive pricing of both deposit and loan products and superior service through our branch and ATM
outlets.   Early  in 1997 we launched our Customer Service  Center
which  provides customers with direct access to a team  of  highly
trained   customer  service  representatives.   In   addition   to
responding  to customer questions and issues expeditiously,  these
representatives   also   focus   on   expanding   those   customer
relationships.
 We look forward to 1997 with optimism for the eastern Connecticut region and with confidence that The Norwich Savings Society will be a major player as we fulfill our corporate commitment to
operate   in   a  financially  sound  and  prudent  manner   while
maintaining a strong capital position and striving to maintain a high level of profitability in addition to a favorable return to you, our stockholders. We will continue to work diligently to not only meet but surpass your expectations as stockholders both responsibly and profitably. We appreciate your ongoing confidence and support.


/s/ Danield R. Dennis, Jr.

Daniel R. Dennis, Jr.
Chairman, President and Chief Executive Officer



                  Selected Consolidated Financial Data
(Dollars in thousands,
except share data)              1996(a)   1995(b)    1994     1993     1992
OPERATING HIGHLIGHTS FOR
 THE YEAR
  Interest and dividend
   income                       $52,289  $47,139  $37,784  $36,828  $43,187
  Interest expense               25,342   22,797   17,477   19,045   25,731
   Net interest income           26,947   24,342   20,307   17,783   17,456
  Loan loss provision
   (recovery)                     1,400    5,500    3,370        -    (426)
  Net securities gains              366       86      290    1,140    1,138
  Service fee and other non-
   interest income                3,501    2,824    2,225    2,209    1,914
  Noninterest expenses           18,136   16,379   18,631   18,159   19,299
  Income before income taxes,
   extraordinary item and
   cumulative effect of
   changes in accounting
   principles                    11,278    5,373      821    2,973    1,635
  Income tax provision
   (benefit)                      4,627     (100)  (2,926)   1,040      818
  Income before extraordinary
   item and cumulative effect
   of changes in accounting
   principles                     6,651    5,473    3,747    1,933      817
  Extraordinary item -
   tax loss carryforward              -        -        -        -      614
  Income before cumulative
   effect of changes in
   accounting principles          6,651    5,473    3,747    1,933    1,431
  Cumulative effect of
   changes in accounting
   principles                         -        -        -       22        -
    Net income                  $ 6,651   $5,473  $ 3,747  $ 1,955   $1,431

PER SHARE DATA
 Income before extraordinary
  item and cumulative effect
  of accounting changes         $  1.18   $ 1.00   $  .72   $  .37    $ .15
 Primary earnings                  1.18     1.00      .72      .37      .27
 Fully diluted earnings            1.17      .97      .71      .37      .27
 Cash dividends declared            .59      .51      .13      .35        -
 Book value                     $ 14.17  $ 13.58  $ 12.71  $ 12.66  $ 12.62

BALANCE SHEET HIGHLIGHTS
 AT YEAR END
 Total assets                  $683,299 $675,322 $593,665 $580,230 $570,569
 Total loans                    477,111  415,241  347,241  335,509  338,803
  Allowance for loan
   losses                       (13,928) (13,168)  (8,654)  (9,689) (12,343)
    Net loans                   463,183  402,073  338,587  325,820  326,460
 Total investment securities    171,710  228,040  217,978  203,762  188,488
 Deposits, excluding escrow     585,080  567,783  485,372  482,209  484,344
 Borrowed funds                  11,928   22,400   36,400   24,400   15,365
 Stockholders' equity          $ 76,498 $ 76,020 $ 65,534 $ 65,578 $ 65,773

NONPERFORMING ASSETS AT
 YEAR END
  Nonperforming assets,
   exclusive of nonperforming
   assets held for sale        $  6,993 $  9,377  $ 9,901 $ 25,158 $ 42,079
  Nonperforming assets to
   total assets                    1.02%    1.39%    1.67%    4.34%    7.37%

SELECTED RATIOS
  Return on average assets         0.95%    0.87%    0.65%    0.35%    0.24%
  Return on average equity         8.91     7.59     5.62     2.94     2.20
  Average equity to average
   assets                         10.64    11.46    11.56    11.82    11.04
  Net interest rate
   spread (c)                      3.25     3.29     3.11     2.77     2.47
  Net interest margin (c)          4.04     4.04     3.68     3.33     3.11
  Dividend payout ratio           50.00    51.00    18.06    94.59        -

(a) The financial information reflects the acquisition of Seconn Holding Company on January 2, 1996.
(b) The financial information reflects the acquisition of The Bank of Mystic, Inc. on April 1, 1995.
(c) Fully taxable equivalent basis.


  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

 The following discussion and analysis presents a review of Norwich Financial Corp.'s consolidated financial condition and results of operations. This review should be read in conjunction with the selected consolidated financial statements and other financial data presented elsewhere herein.

General

  Norwich Financial Corp. (NFC or the Company) is a holding company and parent to The Norwich Savings Society (the Bank). The Bank is a state chartered stock savings bank headquartered in Norwich, Connecticut which originates real estate, commercial and consumer loans in southeastern Connecticut. The Bank funds its operations through the taking of deposits in the same market area.

Summary

  The Company reported net income for 1996 of $6.7 million compared to net income of $5.5 million for 1995 and $3.7 million for 1994. Fully diluted earnings per share were $1.17 for 1996, $.97 for 1995 and $.71 for 1994.
  Return on average assets and return on average equity improved to .95% and 8.91%, respectively, in 1996 from .87% and 7.59% in 1995. Return on average assets and return on average equity were
 .65% and 5.62% in 1994.

Page 7 Graph - Net Income (in Millions)

                              1996    1995    1994
Net income (in millions)      $6.7    $5.5    $3.7

Page 7 Graph - Return on Average Assets

                             1996    1995    1994
Return on average assets     .95%    .87%    .65%

Page 7 Graph - Return on Average Equity

                              1996     1995     1994
Return on average equity     8.91%    7.59%    5.62%

  Core earnings for 1996 were $12.0 million compared to $10.7 million for 1995 and $7.2 million for 1994. The 1996 core earnings represent an 11.9% increase over the 1995 results. The $1.3 million increase in core earnings in 1996 was due primarily to a $2.6 million increase in net interest income attributable to an 11.0% increase in average earning assets. The year-over-year increase in earning assets was due primarily to the Company's acquisition of The Bank of Southeastern Connecticut on January 2, 1996, which added approximately $44.0 million in earning assets as of the acquisition date. The Company defines core earnings as net interest income plus service fee income, less noninterest expenses other than provision for losses on foreclosed properties.
  Net interest income totaled $26.9 million for 1996 compared to $24.3 million for 1995 and $20.3 million for 1994. The net interest margin on a fully taxable equivalent basis was 4.04% for 1996 and 1995 and 3.68% for 1994.
  NFC recorded combined provisions for loan losses and losses on foreclosed properties of $1.4 million in 1996 compared to $5.6 million in 1995 and $6.5 million in 1994. A portion of these provisions was necessary to facilitate the Company's strategy to accelerate the disposition of selected nonperforming loans and foreclosed properties. See discussion under "Nonperforming Assets and Allowances for Losses."
  Noninterest income totaled $3.9 million for 1996 compared to $2.9 million for 1995 and $2.5 million for 1994. Net pretax securities gains included in noninterest income totaled $366,000 in 1996, $86,000 in 1995 and $290,000 in 1994. Service fees and other noninterest income amounted to $3.5 million, $2.8 million and $2.2 million, respectively for 1996, 1995 and 1994.
  Noninterest expenses totaled $18.1 million for 1996 compared to $16.4 million for 1995 and $18.6 million for 1994. Noninterest expenses, excluding the provision for losses on foreclosed properties, totaled $18.1 million for 1996 compared to $16.3 million for 1995 and $15.5 million for 1994. The increase in total noninterest expense is primarily due to the expansion of the Company's eastern Connecticut banking franchise which included the acquisition of The Bank of Southeastern Connecticut in 1996, the acquisition of The Bank of Mystic, Inc. in 1995, and the addition of de novo branches in Waterford and New London in 1995 and 1996, respectively. These increases were offset by reduced spending on advertising and promotions, a reduction in the federal deposit insurance (FDIC) assessment and gains recognized on nonperforming loans and foreclosed properties held for sale.
  NFC recorded an income tax provision of $4.6 million for 1996 reflecting federal and state income tax expense at an effective rate of approximately 41.0%. During 1995, the Company recorded a tax benefit of $100,000 resulting from a reduction in the valuation allowance associated with the Company's deferred tax asset. NFC recorded a similar tax benefit in 1994 amounting to $3.0 million, which also represented a reduction in the valuation allowance associated with the Company's deferred tax asset. Future earnings are anticipated to reflect federal and state income tax expense at an effective rate of approximately 41.0%. See discussion under "Income Taxes."
  Norwich Financial Corp. maintained its strong capital position during 1996. NFC's equity-to-asset ratio was 11.20% at December 31, 1996 compared to 11.26% at December 31, 1995 and 11.04% at
December 31, 1994. The Company's leverage capital ratio was 10.32% and its total risk-based capital ratio was 15.12% at December 31, 1996. At December 31, 1995 these ratios were 10.78% and 18.07%, respectively, and at December 31, 1994 they were 11.03% and 20.07%, respectively. Both measures of capital continue to be well above regulatory requirements. Book value per share was $14.17 at December 31, 1996 compared to $13.58 at December 31, 1995 and $12.71 at December 31, 1994.
  Total assets at the end of 1996 were $683.3 million compared to $675.3 million and $593.7 million at December 31, 1995 and 1994, respectively.
  On January 2, 1996, NFC completed its acquisition of Seconn Holding Company (Seconn), the holding company for The Bank of Southeastern Connecticut. Under the terms of the acquisition, The Bank of Southeastern Connecticut was merged with and into the Bank. Consideration was in the form of $6.00 in cash for each share of stock of Seconn. The total purchase price paid to selling shareholders was approximately $4.7 million. As of the acquisition date, The Bank of Southeastern Connecticut had total loans (net of allowance for loan losses) of approximately $28.9 million, total assets of $47.0 million and total deposits of $44.4 million.
  Effective September 20, 1996, the Bank completed the sale of a branch. Deposits totaling $10.0 million were sold in the transaction. Loans were excluded from the transaction. This transaction resulted in a gain of $201,000 being recorded as other noninterest income in 1996.
  During 1996, the Bank entered into an agreement to acquire two branch offices of First Union Bank of Connecticut (First Union). The transaction is expected to close in the first quarter of 1997 and will include the merger of those First Union branches with the Bank's existing offices in New London and Groton and the transfer of approximately $25.0 million in deposits and $1.0 million in loans.

Net Interest Income

  The Company's asset yields remained constant while the cost of funds increased slightly during 1996 from year-earlier levels. Asset yields and cost of funds increased during 1995 after declining during 1994. Average interest-earning assets increased more than average interest-bearing liabilities resulting in a net interest margin of 4.04% for 1996, which is consistent with 1995 and higher than the 1994 net interest margin of 3.68%. Asset yields increased more than deposit interest costs during 1995 resulting in an improvement in NFC's net yield on interest-earning assets (net interest margin). The rate of return on earning assets on a fully taxable equivalent basis was 7.82% in 1996 and in 1995 compared to 6.84% in 1994. The Company's overall cost of interest-bearing liabilities increased to 4.57% in 1996 from 4.53% in 1995 and 3.73% in 1994.
  NFC's net interest spread decreased to 3.25% in 1996 after increasing to 3.29% in 1995 from 3.11% in 1994. Net interest income increased to $26.9 million in 1996 from $24.3 million in 1995 and $20.3 million in 1994. As previously mentioned, the increase in 1996 net interest income was due to an 11.0% increase in average earning assets primarily as a result of the acquisition of The Bank of Southeastern Connecticut on January 2, 1996. The 1996 increase in net interest income is also attributable to a shift in the Bank's earning assets from investment securities to higher yielding loans. The increase in 1995 net interest income was due to NFC's higher net interest margin and a 9.0% increase in average earning assets as The Bank of Mystic, Inc. was acquired on April 1, 1995. Overall, nonperforming asset volumes had little effect on the year-over-year change in net interest income during 1996 and 1995 while lower nonperforming asset volumes had a favorable effect on the year-over-year change in net interest income and net interest rate spread during 1994. Average interest-earning assets were $669.0 million in 1996 compared with $602.9 million in 1995 and $553.1 million in 1994.
  The composition of NFC's interest-earning assets changed during 1996 as loan portfolio growth was funded with the proceeds of maturing investment securities. At December 31, 1996, investment securities comprised 26.5% of total earning assets compared to 35.3% at December 31, 1995 and 38.4% at December 31, 1994. Loans represented 73.5% of total earning assets at December 31, 1996 versus 64.7% at December 31, 1995 and 61.6% at December 31, 1994 (before allowance for loan losses).
  In order to remain competitive in the Bank's market area, both fixed and variable rate residential mortgages are originated. The majority of the fixed rate residential mortgages that the Bank originates conform to secondary market specifications and are originated with the intent of selling them in the secondary market. Non-conforming fixed rate mortgages and most variable rate mortgages remain in the Bank's portfolio. In 1996, the Company sold $25.6 million of residential mortgage loans for cash compared with $12.7 million in 1995 and $21.0 million in 1994. Management expects to continue to originate mortgage loans for sale during 1997. The Company has retained servicing on substantially all residential mortgage loans securitized or sold for cash. At December 31, 1996, the current principal balance of the Company's serviced loan portfolio was $157.3 million compared to $147.9 million at December 31, 1995 and $143.4 million at December 31, 1994. The Company adopted the provisions of SFAS No. 122 "Accounting for Mortgage Servicing Rights" prospectively on January 1, 1996. The adoption of SFAS No. 122 did not have a material impact on the Company's financial statements. During 1996, mortgage servicing rights of $243,000 were recorded. See
Note 2 of "Notes to Consolidated Financial Statements" for further information on SFAS No. 122.
  The composition of NFC's deposit liabilities has also changed. At the end of 1996, time deposits comprised 54.0% of total deposits, compared to 57.1% at December 31, 1995 and 53.0% at December 31, 1994. Demand deposits were 11.8% of total deposits at December 31, 1996 compared to 9.9% and 9.1% at December 31, 1995 and 1994, respectively. Savings, escrow and money market deposits were 34.2% at December 31, 1996 versus 33.0% at December 31, 1995 and 37.9% at December 31, 1994. The shift in deposits is a result of the Bank adopting a more conservative pricing policy for time deposits in the second half of 1996 with the objective of lowering the Bank's cost of funds and increasing the Bank's net interest margin. See discussion under "Liquidity."
  Borrowed funds at December 31, 1996 were $11.9 million compared to $22.4 million and $36.4 million at December 31, 1995 and 1994, respectively. Borrowings are used to supplement deposit growth in funding earning assets.


            Average Balances and Interest Rates (Fully Taxable Equivalent
                                 Basis)(a)(b)
                                                           Years Ended December 31,
                                       1996                        1995                       1994
                            Average  Interest Average  Average   Interest Average  Average   Interest Average
(Dollars in thousands)     Balance(c)   (d)    Rate   Balance(c)   (d)     Rate   Balance(c)   (d)     Rate
Interest-earning assets
 Federal funds sold       $  5,029    $ 268   5.33%   $ 8,329     $ 484   5.81%  $11,855    $  463    3.91%
 Money market instruments   24,861    1,379   5.55      7,747       456   5.89         -         -       -
  Investment securities
   Taxable                  76,869    4,276   5.56    105,028     6,279   5.98    98,793      4,265   4.32
   Tax advantaged(e)         3,009      121   4.02        208        12   5.77     2,600         85   3.27
 Federal Home Loan
   Bank stock                3,715      238   6.41      3,535       245   6.93     2,959        230   7.77
 Mortgage-backed securities 94,825    5,966   6.29     84,356     5,154   6.11    86,558      4,945   5.71
 Mortgage loans(e)         338,106   29,119   8.61    290,242    24,830   8.55   258,890     20,142   7.78
 Other loans               122,536   10,969   8.95    103,463     9,694   9.37    91,416      7,693   8.42
                           668,950   52,336   7.82    602,908    47,154   7.82   553,071     37,823   6.84
Noninterest-earning assets
 Cash and due from banks    14,760                     11,527                      9,584
 Premises and equipment     10,658                      9,735                      9,857
 Other assets, net of
  allowance for loan losses  7,266                      5,037                      4,163
                            32,684                     26,299                     23,604
                          $701,634                   $629,207                   $576,675
Interest-bearing liabilities
 Savings and mortgagors
   escrow                 $103,804   $2,445   2.36%  $101,853    $2,379   2.34% $100,634      $2,283  2.27%
 Money market accounts      97,127    2,746   2.83     83,800     2,341   2.79    89,293       2,001  2.24
 Time deposits             337,600   19,119   5.66    303,917    17,319   5.70   255,630      12,021  4.70
                           538,531   24,310   4.51    489,570    22,039   4.50   445,557      16,305  3.66
 Borrowed funds             16,062    1,032   6.43     13,601       758   5.57    22,975       1,172  5.10
                           554,593   25,342   4.57    503,171    22,797   4.53   468,532      17,477  3.73
Noninterest-bearing
 liabilities
  Demand deposits           66,603                     48,202                     37,410
  Other                      5,818                      5,711                      4,093
  Stockholders' equity      74,620                     72,123                     66,640
                           147,041                    126,036                    108,143
                          $701,634                   $629,207                   $576,675
Net interest income before
 federal tax equivalent
 adjustment                          26,994                      24,357                       20,346
Federal tax equivalent
 adjustment                             (47)                        (15)                         (39)
Net interest income                 $26,947                     $24,342                      $20,307
Net interest rate spread                      3.25%                       3.29%                       3.11%
Net interest margin                           4.04                        4.04                        3.68

(a) Fully taxable equivalent income was calculated based on statutory federal and state tax rates.
(b)  Inclusive of loans and foreclosed properties held for sale.
(c) Nonaccrual loans are included in the appropriate category by type of loan.
(d) Loan fees included in interest income were approximately $398,000, $417,000 and $430,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
(e) Included in interest income are the following amounts for tax advantaged investments by asset type:


                                  1996              1995             1994
  Investment securities         $85,000           $ 9,000          $49,000
  Mortgage loans                 25,000            34,000           32,000



  The following table sets forth changes in the Company's interest earned and interest paid resulting from changes in volume and changes in rates. The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship to the absolute dollar amounts of the change in each:


     Rate/Volume Analysis (Fully Taxable Equivalent Basis)(a)
                                                Years Ended December 31,
                                         1996 vs. 1995           1995 vs. 1994
                                       Increase (Decrease)     Increase (Decrease)
                                       Due to a Change in      Due to a Change in
(Dollars in thousands)              Volume    Rate    Net   Volume   Rate     Net
Interest income
  Federal funds sold                 $(178)  $(38)  $(216)  $(163)   $184    $21
  Money market instruments             949    (26)    923     456       -     456
  Investment securities
   Taxable                          (1,587)  (416) (2,003)    284   1,730   2,014
   Tax advantaged                      114     (5)    109    (112)     39     (73)
  Federal Home Loan Bank stock          12    (19)     (7)     42     (27)     15
  Mortgage-backed securities           656    156     812    (128)    337     209
  Mortgage loans                     4,114    175   4,289   2,580   2,108   4,688
  Other loans                        1,725   (450)  1,275   1,078     923   2,001
                                     5,805   (623)  5,182   4,037   5,294   9,331
Interest expense
  Savings and mortgagors' escrow        46     20      66      27      69      96
  Money market accounts                371     34     405    (129)    469     340
  Time deposits                      1,922   (122)  1,800   2,492   2,806   5,298
  Borrowed funds                       148    126     274    (514)    100    (414)
                                     2,487     58   2,545   1,876   3,444   5,320
Net interest income before federal
   tax equivalent adjustment         3,318   (681)  2,637   2,161   1,850   4,011
Federal tax equivalent adjustment      (32)     -     (32)     24       -      24
Net interest income                 $3,286  $(681) $2,605  $2,185  $1,850  $4,035

(a) Inclusive of loans held for sale.




Rate Sensitivity

 The Company's goal is to manage asset and liability positions so as to moderate the effect of interest rate fluctuations on net interest income. An interest rate sensitivity (GAP) analysis is completed quarterly which provides a static analysis of the repricing characteristics of the entire balance sheet. Because GAP analysis is only an estimate of NFC's interest rate exposure at a particular point in time, the Company supplements its GAP
analysis  with  other  measurements of interest  rate  risk.   In
addition, management continually reviews the potential effect that changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.
  One of NFC's objectives is to maintain the ratio of interest rate sensitive assets to interest rate sensitive liabilities
within a one-year time frame within a range of 90% to 110%.   The
Investment Committee of the Company's Board of Directors (Board) reviews asset/liability guidelines from time-to-time, including the target range for the rate sensitivity ratio at one year. Ratios outside the prescribed range of 90% to 110% are presented to the Board for approval. As of December 31, 1996, NFC's one-year ratio of rate sensitive assets to liabilities was 88.7% compared to 91.5% at December 31, 1995 and 88.2% at December 31, 1994. A ratio below 100% suggests that net interest income would tend to decrease as interest rates increase, and increase as rates fall.
   In   computing  interest  rate  sensitivity,  investments  are
determined to reprice at the earlier of maturity, the first date on which a security may be put at par or the next following contractual repricing date. Adjustable rate loans are included in the period in which they next reprice. Monthly amortization
and   prepayments  of  mortgage-backed  securities,  fixed   rate
mortgage   loans  and  other  consumer  installment   loans   are
determined on the basis of experience and estimates.  At December
31,   1996  noncontractual  deposits  such  as  demand  deposits, interest-bearing checking, and savings and money market deposits are scheduled into discrete time frames based on (1) management's current estimate of the sensitivity of the rates and balances of
these   accounts  to  changes  in  market  interest  rates,   (2)
management's current deposit pricing philosophy in response to changes in the interest rate environment, and (3) management's assumptions regarding seasonal patterns, cyclical factors, and industry trends or innovations that may influence the pricing or stability of these accounts. Previously, all interest-bearing checking, savings and money market deposits were classified as rate sensitive within one year while all noninterest bearing demand deposits were classified as long term, non-rate sensitive
liabilities.   This  change  in methodology  resulted  in  a  net
reduction in rate sensitive liabilities within a one-year time frame of approximately $48.3 million at December 31, 1996. It is believed that the new methodology appropriately reflects the Company's rate sensitive position. Had the previous methodology been applied at December 31, 1996, the one year ratio of rate
sensitive  assets  to liabilities would have been  78.1%.   Other
deposit accounts and borrowed funds are determined to reprice at the earlier of contractual maturity or contractual repricing date.
  NFC's rate sensitivity position as measured by the ratio of interest rate sensitive assets to interest rate sensitive lia-bilities within a given time frame reveals only the anticipated difference in timing, not magnitude, of the repricing of assets and liabilities. The GAP analysis does not evaluate potential delays in the repricing of certain assets and liabilities when market rates change, or changes in spreads between different market rates. Additionally, the GAP analysis does not measure or evaluate "pricing margin risk," or the risk that pricing margins will change
adversely  over time due to competition or other  factors.   An ex-
ample of pricing margin risk is the potential for the spread be-tween deposit rates and investment yields or mortgage rates to narrow over time due to competitive factors.


                                     Pricing Maturity or Rate Change by Period
                                                  December 31, 1996
                                                                      Over 1    Over 2
                                         Days                 Total   year to  years to   Over
(Dollars in thousands)        1 to 30  31 to 180 181 to 365   1 year  2 years  3 years   3 years   Total
Earning Assets
 Investments
  Federal funds                $3,700        $-         $-    $3,700       $-       $-       $-   $3,700
    Money market instruments   13,961    17,808          -    31,769        -        -        -   31,769
    Bonds                      11,995     9,800          -    21,795    1,490        -    2,013   25,298
    Stocks                          -         -          -         -        -        -    6,203    6,203
    Mortgage-backed securities  2,991    11,284     21,372    35,647   12,783   12,783   39,812  101,025
    Federal Home Loan Bank
     stock                          -     3,715          -     3,715        -        -        -    3,715
    Total investments          32,647    42,607     21,372    96,626   14,273   12,783   48,028  171,710
 Loans
   Fixed rate
    Mortgage
     Residential                1,092     5,460      6,553    13,105   13,105   13,105   69,086  108,401
     Commercial                   903       722        734     2,359    3,280    2,037   10,120   17,796
    Commercial                    394       417        409     1,220    1,358    1,181    4,345    8,104
    Consumer                      823     2,076      2,487     5,386    4,985    4,948   26,568   41,887
   Total fixed rate             3,212     8,675     10,183    22,070   22,728   21,271  110,119  176,188
   Adjustable rate
    Mortgage
     Residential                8,197    31,610     42,651    82,458    1,553    1,743    5,761   91,515
     Commercial                29,553     7,605      8,530    45,688   15,691   34,945   32,934  129,258
    Commercial                 38,144         -          -    38,144        -        -        -   38,144
    Consumer                   26,545     3,565      2,638    32,748    1,037        -    3,104   36,889
    Total adjustable rate     102,439    42,780     53,819   199,038   18,281   36,688   41,799  295,806
      Total loans(a)          105,651    51,455     64,002   221,108   41,009   57,959  151,918  471,994
     Total earning assets    $138,298   $94,062    $85,374  $317,734  $55,282  $70,742 $199,946 $643,704
Interest-Bearing Liabilities
  Demand  Deposits           $      -   $     -    $14,182   $14,182    $   -   $    -  $55,337  $69,519
  Savings and money market     73,588    39,959     21,760   135,307   40,553   10,880   11,078  197,818
  Time deposits                41,310   102,161     61,735   205,206   41,615   30,043   40,879  317,743
  Mortgagors' escrow            3,654         -          -     3,654        -        -        -    3,654
  FHLB advances                     -         -          -         -        -        -   11,928   11,928
   Total  interest-bearing
    liabilities               118,552   142,120     97,677   358,349   82,168   40,923  119,222  600,662
   Noninterest-bearing
    liabilities, net                -         -          -         -        -        -   43,042   43,042
                             $118,552  $142,120    $97,677  $358,349  $82,168  $40,923 $162,264 $643,704
Maturity/rate sensitivity gap  19,746   (48,058)   (12,303)  (40,615) (26,886)  29,819   37,682
Cumulative gap                 19,746   (28,312)   (40,615)           (67,501) (37,682)
Rate sensitive assets as a % of
 rate sensitive liabilities-
   cumulative                   116.7%     89.1%      88.7%     88.7%    84.7%    92.2%
Cumulative gap as a % of total
   assets                         2.9      (4.1)      (5.9)     (5.9)    (9.9)    (5.5)

(a) Inclusive of performing loans held for sale in the secondary market of $172,000 and exclusive of nonaccrual loans of $5.3 million.



Nonperforming Assets and Allowances For Losses

 For the year ended December 31, 1996, the Company recorded a loan loss provision of $1.4 million compared to $5.5 million in
1995 and $3.4 million in 1994. The provision for losses on foreclosed properties was $18,000 in 1996 compared to $98,000 in 1995 and $3.1 million in 1994. Also, for the 12 months ended December 31, 1996, NFC charged off $3.1 million of nonperforming assets (net of recoveries) compared with $3.5 million in 1995 and $7.9 million in 1994. Net loan charge-offs for the years ended December 31, 1996, 1995 and 1994 were $3.1 million, $2.8 million and $4.4 million, respectively. Net charge-offs of foreclosed properties for the same years were $18,000, $714,000 and $3.5 million, respectively.
 Management continues to focus on the reduction of nonperforming assets in order to reduce noninterest expenses associated with holding nonperforming loans and foreclosed properties. As such, during the fourth quarter of 1996 management sold $2.5 million of loans of which $2.0 million were nonperforming. Proceeds of $1.5 million were received, transaction expenses of $36,000 were charged to earnings and a loss on the sale of $1.0 million was charged against the allowance for loan losses to reduce the carrying value to the sales price.
 During 1995, nonperforming loans and foreclosed properties with a carrying value of $4.5 million were charged down by approximately $1.7 million. After the write-downs, the remaining balance of $2.8 million was transferred to "loans and foreclosed properties held for sale" at December 31, 1995. The majority of the loans identified for sale were commercial real estate and residential real estate loans.
 During 1994, nonperforming loans and foreclosed properties of $7.8 million and performing loans of $1.0 million were charged down by $3.3 million to facilitate their disposition. A portion of these assets were sold in December 1994 and $1.5 million of loans and $1.8 million of foreclosed properties were reclassified as loans and foreclosed properties held for sale. The majority of the loans identified were commercial real estate and residential real estate loans. In connection with charging down the loans and foreclosed properties for losses estimated to be incurred as a result of the accelerated disposition strategy, an additional provision of $2.2 million was made to the allowance for loan losses and an additional provision of $1.1 million was made to the allowance for losses on foreclosed properties.
  During 1996, proceeds from sales of nonperforming loans and foreclosed properties held for sale of $3.7 million were received and gains of $615,000 were recognized as an offset to "other nonperforming asset expenses" in the Company's Consolidated Statements of Income. During 1995, proceeds from sales of nonperforming loans and foreclosed properties held for sale of $1.9 million approximated the carrying value of the respective assets. At December 31, 1996, the remaining balance of nonperfoming loans held for sale of $292,000 and foreclosed properties held for sale of $423,000 were transferred to loans and foreclosed properties, respectively, at the lower of cost or fair value. The balance of loans and foreclosed properties held for sale at December 31, 1996 of $172,000 represents performing loans held for sale in the secondary market.

Page 14 graph - Nonperforming Assets to Total Assets

                           1996   1995   1994
Nonperforming assets to
  total assets             1.0%   1.4%   1.7%


   At December 31, 1996, nonperforming assets, exclusive of loans and foreclosed properties held for sale, amounted to $7.0 million or 1.0% of total assets compared to $9.4 million or 1.4% of total assets at December 31, 1995 and $9.9 million or 1.7% of total assets at December 31, 1994. Nonperforming loans included in these amounts were $5.8 million, $9.1 million and $8.3 million, respectively, at December 31, 1996, 1995 and 1994. Nonperforming loans comprised 83.3% of total nonperforming assets at December 31, 1996 compared to 97.2% at December 31, 1995 and 83.9% at December 31, 1994.
  Foreclosed properties, before the allowance for losses, were $1.2 million at December 31, 1996, $264,000 at December 31, 1995 and $1.6 million at December 31, 1994. Foreclosed properties comprised 16.7% of total nonperforming assets at December 31, 1996, 2.8% at December 31, 1995 and 16.1% at December 31, 1994.
  Total nonperforming assets, exclusive of "loans and foreclosed properties held for sale," were reduced by $2.4 million or 25.4% during 1996 and by $524,000 or 5.3% during 1995. The decline in nonperforming assets during 1996 resulted primarily from charge-offs (net of recoveries) of $3.1 million.
  The decline in nonperforming assets during 1995 resulted from charge-offs (net of recoveries) of $3.5 million and transfers to loans and foreclosed properties held for sale of $2.8 million. The dollar amount of new credits designated as nonperforming assets during the year exceeded resolutions of nonperforming assets by $5.8 million, partially offsetting the above-mentioned charge-offs and transfers. The $5.8 million net addition to nonperforming assets before charge-offs and transfers to "loans and foreclosed properties held for sale" includes $1.4 million in loans originated by The Bank of Mystic, Inc. prior to the acquisition of that institution in April, 1995.
  The decline in nonperforming assets during 1994 resulted from charge-offs (net of recoveries) of $7.9 million, transfers to "loans and foreclosed properties held for sale" of $3.3 million and the net resolution of $4.1 million in problem assets.
  Certain of the Company's existing nonperforming assets have been partially charged off. The current total of $7.0 million in nonperforming assets, exclusive of "loans and foreclosed properties held for sale," is net of approximately $3.4 million in charge-offs.
  Nonperforming asset ratios by portfolio (the ratio of total nonperforming assets by portfolio to total loans and foreclosed properties by portfolio, exclusive of nonperforming assets held for sale) are summarized as follows:

                                    December 31,
                          1996      1995      1994      1993
Residential mortgages     0.88%     0.90%     0.99%     3.29%
Real estate - commercial  2.49      4.14      6.26     13.72
Commercial business       2.80      5.01      4.88     16.14
Consumer                  0.18      0.93      0.99      1.65
Total - all portfolios    1.46%     2.25%     2.83%     7.02%

 Combined allowances for losses were $13.9 million at December 31, 1996 compared to $13.2 million at December 31, 1995 and $9.2 million at December 31, 1994. The Company's combined allowances for losses as a percentage of nonperforming assets excluding those held for sale were 199.2% at December 31, 1996, 140.4% at December 31, 1995 and 93.3% at December 31, 1994.
  The allowance for loan losses was $13.9 million at the end of 1996, $13.2 million at the end of 1995 and $8.7 million at the end of 1994. The allowance for loan losses was impacted during 1995 by the addition of The Bank of Mystic, Inc. allowance for loan losses of $1.8 million and again in 1996 with the addition of The Bank of Southeastern Connecticut allowance for loan losses of $2.5 million. The allowance for loan losses amounted to 239.1% of nonperforming loans at the end of 1996 as compared to 144.5% and 104.2% at the end of 1995 and 1994, respectively. There was no allowance for losses on foreclosed properties at December 31, 1996 or 1995 compared to $581,000 at December 31, 1994.
  NFC attempts to control asset quality through review processes that include careful analysis of credit applications, portfolio diversification, and ongoing internal examination of outstanding and delinquent loans using both internal personnel and independent review services.
  Management monitors the adequacy of the allowance for losses on loans and foreclosed properties on a continual basis. Based on the overall improvement in asset quality and the reduction in nonperforming assets, management believes the allowance for losses on loans and foreclosed properties is adequate. While management uses available information to recognize losses on loans and foreclosed properties, future additions to the allowance and additional write-downs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and valuation of foreclosed properties. Such agencies may require the Bank to recognize additions to the allowance or additional write-downs based on their judgment of information available to them at the time of their examination.

Noninterest Income

   Mortgage servicing fees were $639,000 in 1996, net of amortization of $42,000 relating to mortgage servicing rights, compared to $667,000 in 1995 and $691,000 in 1994. The average servicing spread, or servicing fee income as a percentage of serviced portfolio balance, declined from approximately 0.47% in
1995 to 0.42% in 1996. Servicing spreads on new loans added to the serviced portfolio in 1996 were lower than spreads on serviced loans paid off. See discussion under "Net Interest Income."
 Other service fee income totaled $2.5 million in 1996 compared to $2.0 million in 1995 and $1.7 million in 1994. Deposit account service charges, automated teller machine fees and commercial servicing charges contributed to the 1996 increase in other service fee income. These increases resulted both from higher account activity as the Company's banking franchise expanded and a change in the Company's deposit fee structure in the second half of 1996.
  Securities gains included in noninterest income totaled $366,000 in 1996, $86,000 in 1995 and $290,000 in 1994. Sales of
securities in 1996 resulted in proceeds of $23.4 million compared to $20.2 million and $19.5 million in 1995 and 1994, respectively. Sales were largely the result of the previously mentioned asset/liability strategies employed by management.
  The Company recorded net gains on loans sold or held for sale of $18,000 in 1996, compared to net losses of $65,000 in 1995 and net losses of $317,000 in 1994. Other noninterest income amounted to $362,000 in 1996 compared to $268,000 and $158,000 in 1995 and
1994, respectively. Other noninterest income consists principally of other nonrecurring income.

Noninterest Expenses

  Total noninterest expenses were $18.1 million for 1996 compared to $16.4 million for 1995 and $18.6 million for 1994. Noninterest expenses, excluding the previously discussed provision for losses on foreclosed properties, totaled $18.1 million for 1996 compared to $16.3 million and $15.5 million for 1995 and 1994, respectively. The 11.3% increase in noninterest expenses, other than the provision for losses on foreclosed properties, was principally the result of higher general operating expenses partially offset by significant reductions in other nonperforming asset expenses and the Company's federal deposit insurance (FDIC) assessment.
   Salaries and employee benefits, furniture and equipment, occupancy expenses, and other operating expenses were higher in 1996 than in 1995 due to NFC's acquisition of The Bank of Southeastern Connecticut on January 2, the opening of a new branch in New London, Connecticut in January and the Company's expanded lending activities. Salaries and employee benefits increased by $2.0 million or 27.0% in 1996 compared to an increase of $846,000 or 12.8% in 1995 and an increase of $197,000 or 3.1% in 1994.
Furniture and equipment expense increased by $159,000 or 15.0% in 1996 compared to an increase of $31,000 or 3.0% in 1995 and a decrease of $54,000 or 5.0% in 1994. Net occupancy expense increased by $589,000 or 32.6% in 1996 compared to an increase of $378,000 or 26.5% in 1995 and an increase of $41,000 or 3.0% in
1994.
  Other nonperforming assets had net income of $90,000 in 1996 compared to net expenses of $474,000 in 1995 and $1.3 million in 1994. The decline in nonperforming asset expenses in 1996 is due to the recognition of additional gains on sales of assets in 1996 versus 1995. During 1996, gains of $738,000 were recognized on nonperforming loans and foreclosed properties, which offset incurred expenses of $648,000. During 1995, the Bank recognized gains of $134,000 on nonperforming loans and foreclosed properties which partially offset incurred expenses of $608,000. The decline in nonperforming asset expenses during 1995 was due primarily to a reduction in foreclosed properties and other nonperforming assets held by the Company. Nonperforming asset expenses are a function of the level and composition of nonperforming assets in each year, and are comprised of property taxes, legal expenses, insurance, repair and maintenance, appraisal and consulting fees, administrative and other costs required to obtain and market properties acquired, as well as expenses required to pursue borrowers and guarantors where no specific collateral exists.
  The Company's federal deposit insurance (FDIC) assessment was significantly reduced during the year, resulting in substantially lower deposit insurance expenses in 1996. FDIC and state assessments totaled $12,000 in 1996 versus $625,000 and $1.1 million in 1995 and 1994, respectively.
  Other operating expenses were $3.3 million in 1996 compared to $3.0 million and $2.9 million in 1995 and 1994, respectively. Included in other operating expenses are costs such as supplies and printing, postage and express mail as well as consulting fees. The increase during 1995 and 1996 is due to the expansion of the Company's banking franchise.
 Total noninterest expenses, excluding the Company's provision for losses on foreclosed properties, amounted to 2.58% of average assets in 1996 compared to 2.59% and 2.69% of average assets in 1995 and 1994, respectively.

Income Taxes

  The Company recorded an income tax provision of $4.6 million for 1996 reflecting federal and state income tax expense at an effective rate of approximately 41%. During 1995, the Company recorded a tax benefit of $100,000 resulting from the reduction in the valuation allowance associated with the Company's deferred tax asset. This reduction in the valuation allowance was the result of the Company's trend of positive core earnings which caused management to determine that the future benefit from a significant amount of the Company's remaining unrecognized deferred tax asset would more likely than not be realized. Accordingly, NFC reduced the valuation allowance associated with the deferred tax asset by $3.1 million in 1995, which offset income tax expense recorded at statutory rates to produce a net tax benefit of $100,000 for 1995. NFC recorded a similar tax benefit in 1994 amounting to $3.0 million, which also represented a reduction in the valuation allowance associated with the Company's deferred tax asset.
  At December 31, 1996, the Company's net deferred tax asset was $5.4 million, which is net of a $175,000 valuation allowance.
Future earnings are anticipated to reflect federal and state income tax expense at an effective rate of approximately 41%.

Liquidity

  Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. NFC's main source of liquidity is dividends from the Bank. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Bank and the ability of the Bank to pay dividends under applicable laws and regulations.
  The Bank considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. government and agency obligations maturing within one year. At December 31, 1996, liquid assets were $75.8 million or 11.1% of total assets compared to $143.0 million or
21.2% of total assets at the end of 1995 and $132.4 million or 22.3% of total assets at the end of 1994.
  Liquidity is generated by deposit inflows, loan principal and interest payments, maturing investments and Federal Home Loan Bank advances. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and payments to meet operating expenses. During 1996, total loans, excluding those held for sale, increased $61.9 million, of which approximately $31.4 million were a result of the acquisition of
The Bank of Southeastern Connecticut on January 2, 1996. As previously mentioned, the remaining growth in the loan portfolio during 1996 was funded with the proceeds of maturing investment securities causing a reduction in liquid assets.
  Total deposits, excluding escrow, increased by $17.3 million during 1996. The increase is due primarily to the Seconn transaction which added approximately $44.4 million in deposits offset by the sale of a branch with $10.0 million in deposits. Deposits also decreased slightly in the second half of 1996 as the Bank adopted a more conservative pricing policy for time deposits. This pricing policy contributed to lower funding costs in the second half of 1996 which led to the 1996 quarter-to-quarter improvement in net interest margin.
  The Bank has classified individual securities into one of two categories: held to maturity or available for sale. Securities held to maturity will consist of U.S. Government and agency obligations as well as money market instruments which the Bank has the positive intent and ability to hold to maturity. All other securities held by the Bank are classified as available for sale.
  Management classifies securities into each category considering current and projected liquidity requirements. At December 31, 1996, the Bank classified mortgage-backed securities and other debt and equity securities with a market value of $111.6 million (amortized cost of $110.8 million) as available for sale, with the unrealized gain of $801,000 shown as a component of stockholders' equity, net of related taxes of $329,000.

Capital Resources

  Capital ratios for NFC and the Bank were well in excess of all applicable regulatory requirements for all periods presented. Capital requirements and ratios are discussed in the "Summary" to this discussion and in Note 9 of "Notes to Consolidated Financial Statements."

Inflation

  The effect of inflation is reflected in the cost of NFC's operations. Since the assets and liabilities of NFC are primarily monetary in nature, the extent to which inflation affects interest rates will, in turn, affect NFC's operations.



KPMG Peat Marwick LLP Logo


Independent Auditors' Report



The Board of Directors and Stockholders
Norwich Financial Corp.:

We have audited the accompanying consolidated balance sheets of Norwich Financial Corp. and subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwich Financial Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As  discussed in Notes 2 and 3 of Notes to Consolidated Financial
Statements, the Company changed its method of accounting for investments in 1994.


/s/ KPMG PEAT MARWICK LLP

Hartford, Connecticut
January 17, 1997








                     Consolidated Balance Sheets

                                                             December 31,
(Dollars in thousands, except share data)                 1996           1995
Assets
Cash and due from banks                               $ 19,419      $  14,600
Federal funds sold                                       3,700          4,150
Money market instruments, held to maturity
  (market value of $31,765 and $15,701 in 1996
  and 1995, respectively)                               31,769         15,691
Mortgage-backed securities, available for sale
  (amortized cost of $100,844 and $93,456
  in 1996 and 1995, respectively)                      101,025         93,921
Federal Home Loan Bank stock, at cost                    3,715          3,715
Other investment securities
  Held to maturity (market value of $20,941
    and $95,287in 1996 and 1995, respectively)          20,945         95,281
  Available for sale (amortized cost of $9,936
    and $14,934 in 1996 and 1995, respectively)         10,556         15,282
Loans, net of allowance for loan losses of $13,928
  and $13,168 in 1996 and 1995, respectively           463,183        402,073
Loans and foreclosed properties held for sale              172          5,192
Premises and equipment, at cost, less accumulated
 depreciation of $8,500 and $8,394 in 1996 and
 1995, respectively                                      6,216          5,910
Accrued income receivable                                3,474          3,512
Foreclosed properties                                    1,167            264
Deferred tax asset, net                                  5,356          4,718
Other assets                                            12,602         11,023
     Total assets                                     $683,299       $675,332

Liabilities and Stockholders' Equity
Deposits
  Demand                                              $ 69,519       $ 56,707
  Savings and mortgagors' escrow                       101,508        100,736
  Money market accounts                                 99,964         87,785
  Time                                                 317,743        325,776
     Total deposits                                    588,734        571,004
FHLB advances                                           11,928         22,400
Other liabilities                                        6,139          5,908
     Total liabilities                                $606,801       $599,312
Common stock, $.01 par value; authorized
 25,000,000 shares;issued 5,953,881 and
 5,886,278 shares in 1996 and 1995, respectively      $     60       $     59
Additional paid-in capital                              58,708         58,030
Retained income                                         23,869         20,468
Less: Treasury stock, at cost, 554,240 and
 288,729 shares in 1996 and 1995, respectively          (6,611)        (3,074)
Net unrealized gain on securities available for
 sale, net of tax benefit                                  472            537
     Total stockholders' equity                       $ 76,498       $ 76,020
Commitments and contingencies (Note 15)
     Total liabilities and stockholders' equity       $683,299       $675,332

The accompanying notes are an integral part of these financial statements.





                   Consolidated Statements of Income
                                              Years Ended December 31,
(Dollars in thousands, except share data)            1996      1995      1994
Interest and dividend income
 Federal funds sold                             $     268 $     484 $     463
 Money market instruments                           1,379       456         -
 Mortgage-backed securities                         5,966     5,154     4,945
 Other investment securities, including
   dividends                                        4,599     6,533     4,551
 Loans, including fees                             40,077    34,512    27,825
  Total interest and dividend income               52,289    47,139    37,784
Interest expense
 Deposits                                          24,310    22,039    16,305
 FHLB advances                                      1,032       758     1,172
  Total interest expense                           25,342    22,797    17,477
Net interest income                                26,947    24,342    20,307
Loan loss provision                                 1,400     5,500     3,370
  Net interest income after loan loss
    provision                                      25,547    18,842    16,937
Noninterest income
 Mortgage servicing fees                              639       667       691
 Other service fee income                           2,482     1,954     1,693
 Net securities gains                                 366        86       290
 Gain (loss) on loans sold or held for sale            18       (65)     (317)
 Other                                                362       268       158
  Total noninterest income                          3,867     2,910     2,515
Noninterest expenses
 Salaries and employee benefits                     9,495     7,477     6,631
 Net occupancy                                      2,394     1,805     1,427
 Furniture and equipment                            1,219     1,060     1,029
 Data processing                                      682       727       650
 Advertising and promotion                            469       780       385
 Amortization of intangibles                          649       291         -
 FDIC and state assessments                            12       625     1,122
 Provision for losses on foreclosed properties         18        98     3,130
 Other nonperforming asset (income) expense           (90)      474     1,332
 Other operating expenses                           3,288     3,042     2,925
  Total noninterest expenses                       18,136    16,379    18,631
Income before income taxes                         11,278     5,373       821
Income tax provision (benefit)                      4,627      (100)   (2,926)
  Net income                                     $  6,651  $  5,473  $  3,747
  Net income per share
   Primary                                       $   1.18  $   1.00  $    .72
   Fully diluted                                 $   1.17  $    .97  $    .71

The accompanying notes are an integral part of these financial statements.





                 Consolidated Statements of Changes in Stockholders' Equity
                                                                          Net
                                   Additional                          Unrealized
(Dollars in thousands,     Common   Paid-in    Retained   Treasury    (Loss) Gain On
except share data)          Stock   Capital     Income      Stock      Securities     Total
Balance, December 31, 1993  $  58   $56,800     $14,678    $(5,958)     $      -    $65,578
 Net unrealized gain on
  securities available for
  sale upon implementation
  of change in accounting
  for debt and equity
  securities                    -         -           -          -         1,304      1,304
 Net income                     -         -       3,747          -             -      3,747
 Dividends on common stock
  ($.13 per share declared)     -         -        (678)         -             -       (678)
 Exercise of stock options      -       273           -          -             -        273
 Purchase of treasury stock     -         -           -       (668)            -       (668)
 Change in net unrealized
  gain/loss on securities
  available for sale            -         -           -          -        (4,022)    (4,022)
Balance, December 31, 1994     58    57,073      17,747     (6,626)       (2,718)    65,534
 Net income                     -         -       5,473          -             -      5,473
 Dividends on common stock
  ($.51 per share declared)     -         -      (2,752)         -             -     (2,752)
 Exercise of stock options      1       586           -          -             -        587
 Purchase of treasury stock     -         -           -     (1,821)            -     (1,821)
 Issuance of treasury stock
  for the purchase of The
  Bank of Mystic, Inc.          -       371           -      5,373             -      5,744
 Change in net unrealized
  gain/loss on securities
  available for sale            -         -           -          -         3,255      3,255
Balance, December 31, 1995     59    58,030      20,468     (3,074)          537     76,020
 Net Income                     -         -       6,651          -             -      6,651
 Dividends on common stock
  ($.59 per share declared)     -         -      (3,250)         -             -     (3,250)
 Exercise of stock options      1       678           -        572             -      1,251
 Purchase of treasury stock     -         -           -     (4,109)            -     (4,109)
 Change in net unrealized
  gain/loss on securities
  available for sale            -         -           -          -           (65)       (65)
Balance, December 31, 1996  $  60   $58,708     $23,869    $(6,611)      $   472    $76,498

The accompanying notes are an integral part of these financial statements.






                    Consolidated Statements of Cash Flows
                                                      Years Ended December 31,
(Dollars in thousands)                                1996      1995      1994
OPERATING ACTIVITIES
Net income                                       $   6,651 $   5,473 $   3,747
   Adjustments to reconcile net income to
     net cash provided by operating activities
    Loan loss provision                              1,400     5,500     3,370
    Provision for losses on foreclosed
     properties                                         18        98     3,130
    Depreciation, amortization and accretion        (2,956)   (3,926)   (1,330)
    Amortization of intangible                         649       291         -
    Deferred income tax benefit                      1,458      (530)   (4,883)
    Net gain on sales of securities                   (366)      (86)     (290)
    (Gain) loss on loans sold or held for sale         (18)       65       317
    Loans originated for sale                      (24,736)  (12,641)  (12,894)
    Proceeds from loans sold                        25,647    12,689    20,951
    Gain on nonperforming loans and foreclosed
     properties held for sale                         (615)        -         -
    Gain on foreclosed properties                      (65)      (26)        -
    Gain on sale of branch                            (201)        -         -
    Change in assets and liabilities net of
     effect from the purchase of Seconn Holding
     Company and The Bank of Mystic, Inc.
      Change in accrued income receivable              285      (345)      133
      Change in other liabilities                     (741)    1,848       (15)
      Change in other assets                          (794)    1,459       531
    Net cash provided by operating activities        5,616     9,869    12,767

INVESTING ACTIVITIES
Cash acquired net of cash paid for purchase of
   Seconn Holding Company                           10,387         -         -
Cash acquired net of cash paid for purchase of
   The Bank of Mystic, Inc.                              -     8,951         -
Mortgage-backed securities
   Available or held for sale
    Proceeds
     Sales                                               -    10,245    11,037
     Maturities and repayments                      17,483    11,851    31,955
    Purchases                                      (24,979)  (34,305)  (30,212)
Other investment securities
   Available or held for sale
    Proceeds
     Sales                                          23,369     9,927     8,420
     Maturities and repayments                       8,500       500         -
    Purchases                                      (25,481)   (4,992)  (15,779)
   Held to maturity
    Proceeds
     Sales                                               -         -         -
     Maturities and repayments                     228,120   210,000   180,155
    Purchases                                     (165,845) (201,581) (187,841)
Net increase in loans                              (33,882)  (24,271)  (22,280)
Proceeds from sales of foreclosed properties         1,062       532     6,297
Proceeds from sales of loans and
   foreclosed properties held for sale               3,728     1,937         -
Premises and equipment, net                           (776)   (1,353)     (486)
    Net cash provided (used) by investing
     activities                                     41,686   (12,559)  (18,734)

FINANCING ACTIVITIES
 Net increase (decrease) in savings,
  demand and other deposit accounts                  4,526    (8,916)    4,068
 Net (decrease) increase in
  certificates of deposit                          (21,477)   31,267      (905)
 Sale of deposits                                   (9,820)        -         -
 Net increase in mortgagors' escrow accounts           418       343       144
 Proceeds from FHLB advances                        23,120    30,649    47,161
 Repayments of FHLB advances                       (33,592)  (45,649)  (35,161)
 Proceeds from exercise of stock options             1,251       587       273
 Purchase of treasury stock                         (4,109)   (1,821)     (668)
 Cash dividends paid                                (3,250)   (2,752)   (2,492)
   Net cash (used) provided by financing
    activities                                     (42,933)    3,708    12,420
 Net increase in cash and cash equivalents           4,369     1,018     6,453
 Cash and cash equivalents at beginning of year     18,750    17,732    11,279
 Cash and cash equivalents at end of year         $ 23,119 $  18,750  $ 17,732

Supplemental Information on Cash Payments
  (Receipts)
 Interest                                         $ 25,391 $  22,745  $ 17,597
 Income taxes                                        3,433        35       (27)

Supplemental Information on Noncash Transactions
 Securitization of loans into mortgage-backed
  securities                                             -         -     4,988
 Transfer to foreclosed properties from loans          782     1,198     5,315
 Loans to facilitate the sale of foreclosed
  properties                                         1,927       509     4,248
 Transfer from loans and foreclosed properties
  to held for sale                                       -     2,803     3,261
 Treasury stock issued for the purchase of
  The Bank of Mystic, Inc.                        $      -  $  5,744   $     -

  As of April 1, 1995, the Company purchased all of the stock  of
The  Bank  of  Mystic, Inc. for approximately $8.2  million.   In
conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired    $69,850
      Cash and stock paid               (8,200)
        Liabilities assumed            $61,650

  As  of January 2, 1996, the Company purchased all the stock  of
Seconn  Holding  Company  for  approximately  $4.7  million.   In
conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired    $49,910
      Cash paid                         (4,654)
        Liabilities assumed            $45,256

The accompanying notes are an integral part of these financial statements.





           Notes to Consolidated Financial Statements

1.  Conversion to Stock Ownership and Formation of Bank Holding Company

  On  November  14, 1986, The Norwich Savings Society  (the  Bank)
completed  its  conversion from a state chartered  mutual  savings bank  to a state chartered stock savings bank through the issuance of  5,741,151  shares of $1 par value common stock at  $10.50  per share, before conversion related expenses of $3,763,465.
  On August 10, 1988, Norwich Financial Corp. (NFC or the Company)
acquired  all  of  the outstanding common stock  of  the  Bank  in
exchange  for  its  common  stock  on  a  one-for-one  basis,   in
accordance  with  an  Agreement and Plan of  Reorganization.   The
accompanying consolidated financial statements give effect to  the
Company's  reorganization and the exchange of  stock,  which  have been accounted for as a pooling-of-interests transaction.

2. Summary of Significant Accounting Policies

Principles of Business and Consolidation
  The  Norwich Financial Corp. is a one bank holding company which through  its wholly-owned subsidiary, The Norwich Savings Society,
originates   real  estate,  commercial  and  consumer   loans   in
southeastern  Connecticut.  NFC funds its operations  through  the taking  of  deposits in the same market area.  As of December  31,
1996,  approximately  96% of the loans in the  portfolio  were  to borrowers  concentrated in the Company's market area,  defined  as southeastern Connecticut.
  The consolidated financial statements include the Company and the
Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions
  On  April 1, 1995, The Bank of Mystic, Inc. (TBM), a Connecticut
chartered  state  bank  and trust company  with  assets  of  $66.0 million, was merged with and into the Bank.  As of April 1,  1995,
TBM  had net loans of $49.0 million and deposits of $60.2 million.
The acquisition was accounted for as a purchase.
  Each share of TBM common stock issued and outstanding (except for
(1)  shares owned by TBM as treasury shares, (2) shares  owned  by any  direct or indirect subsidiary of TBM, (3) shares held by  the
Company  or  the Bank other than in a fiduciary or trust  capacity for  the  benefit  of third parties, and (4) shares  as  to  which appraisal rights have been perfected) was converted into $2.40  in cash  and  $5.60 payable in shares of the Company's common  stock.
The total cash consideration paid by the Company was approximately
$2.5  million  which was available from the Company's  operations.
In  addition,  shareholders of TBM received approximately  554,000 shares  of the Company's common stock in the merger, which  shares were  paid  by  the Company from treasury stock and had  a  market value of $5.7 million.
  As part of the acquisition, goodwill of $4.6 million was recorded as  of  April 1, 1995.  Goodwill was later reduced during 1996  by
$500,000  and  during  1995 by $375,000  in  connection  with  the reduction  of  the  valuation allowance  on  deferred  tax  assets attributable to The Bank of Mystic, Inc.
  On  January  2,  1996, the Company completed the acquisition  of
Seconn Holding Company (Seconn), the holding company for The  Bank of  Southeastern Connecticut.  As of January 2, 1996,  Seconn  had
total  assets of $47.0 million, including $28.9 million in  loans.
Deposits  as  of  January  2,  1996,  were  $44.4  million.    The
acquisition was accounted for as a purchase.
  In  accordance  with  the  definitive  acquisition  agreement, shareholders  of  Seconn received $6 in cash  for  each  share  of outstanding  stock  of Seconn.  The total price  paid  to  selling shareholders  was  approximately $4.7 million.  Goodwill  of  $1.8 million was recorded for this acquisition.


 Presented below is certain pro forma information as if The Bank of Mystic, Inc. had been acquired on January 1, 1994 and Seconn had been acquired on January 1, 1995. These results combine the historical results of The Bank of Mystic, Inc. and Seconn into the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.


                                         Pro forma
                                  Years ended December 31,
                                        (Unaudited)
(Dollars in thousands)                1995        1994
Interest income                    $52,032     $42,870
Net interest income                 27,224      23,085
Net income                           3,469       4,148
Net income per share               $  0.63     $  0.72

  During 1996, the Bank entered into an agreement to acquire two branch offices of First Union Bank of Connecticut. In addition to the two branches, the transaction will include the transfer of approximately $25 million in deposits and certain loans. The transaction is expected to close in the first quarter of 1997.

Other Events
  Effective September 20, 1996, the Bank completed the sale of a branch. Deposits totaling $10.0 million were sold in the transaction. Loans were excluded from the transaction. This transaction resulted in a gain of $201,000 being recorded in 1996.

Securities
  The Company's securities portfolio consists of mortgage-backed securities and other debt and equity securities. The Company adopted Statement of Financial Accounting Standards SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on a prospective basis in the first quarter of 1994. In accordance with SFAS No. 115, the Company classifies individual securities into one of three categories; held to maturity, available for sale or trading. Securities held to maturity will be limited to mortgage-backed securities and other debt securities which the Company has the positive intent and ability to hold to maturity. Trading securities, if any, will consist of securities bought principally for the purpose of selling them in the near term. All other securities held by the Company will be classified as available for sale. Under SFAS No. 115, held to maturity securities are carried at amortized cost; trading securities are carried at market value, with unrealized gains and losses reported in earnings; and available for sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of taxes). Stockholders' equity will fluctuate in future periods reflecting changes in the unrealized gains and losses on securities classified as available for sale.
  Premiums and discounts on debt securities are amortized into interest income over the terms of the securities in a manner that approximates the interest method. Realized gains and losses on sales of securities are computed using the specific identification method. Any security which management believes has experienced a decline in value which is other than temporary is written down to its market value through a charge to earnings.

Loans and Allowance for Losses
  Interest on loans is included in income as earned, based on contractual rates applied to principal amounts outstanding. Unearned interest on loans made on a discounted basis is recognized by use of a method that approximates the interest method. Generally, loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. When a loan is in nonaccrual status, interest income is recognized only to the extent of cash received.
  Loan origination and commitment fees, net of certain direct costs, are amortized over the estimated life of the loan on a basis which approximates the interest method, except for origination and commitment fees on demand loans which are amortized on a straight-line basis over the expected life of the loan. When loans are prepaid or sold in whole or in part, the unamortized portion of net fees is recognized in income at that time.
  Mortgage loans originated and held for sale in the secondary market are carried at the lower of aggregate cost or estimated market value. Net unrealized losses are recognized in a valuation allowance through a charge to income.
   The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," on January 1, 1995, with no impact on its results of operations. As required by SFAS No. 114, loans that are impaired (due to the inability to collect all amounts due under the contractual terms) are measured and valued based on (1) the present value of expected future cash flows discounted at the loan's effective rate of interest, (2) the loan's observable market price, or (3) the fair value of supporting collateral if the loan is collateral dependent. To the extent the recorded investment of an impaired loan exceeds the present value of the loan's expected future cash flows or other measures of value, a valuation allowance is established for the difference. The corresponding allocation or charge is to either the allowance for loan losses or to the provision for loan losses, depending on the adequacy of the overall allowance for loan losses. SFAS No. 118 allows for existing income recognition practices to continue. The Company's method for recognition of interest income on impaired loans is consistent with the method for recognition of interest income on all loans.
  The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. Management's determination of the adequacy of the allowance is based upon an evaluation of the portfolio, the financial condition of borrowers and guarantors, past loss experience, current real estate and economic conditions, the composition and size of the portfolio, credit risks, the values of underlying collateral and other factors. The allowance is increased by charges against income and recoveries on loans previously charged off.

Loans and Foreclosed Properties Held for Sale
  Loans and foreclosed properties held for sale are valued at the lower of cost or market. In developing estimates of market value, the Company considers information derived from appraisals, selling prices of similar assets and discounted cash flows using rates commensurate with the risk involved. Loans held for sale, other than those originated for sale in the secondary market, are on nonaccrual status. Payments received for loans on nonaccrual are applied against the carrying value. Changes in the carrying value, as well as gains or losses realized upon disposition of the properties, are reflected in "other nonperforming asset expense" in the Company's Consolidated Statements of Income in the period incurred.

Mortgage Servicing Rights
  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. SFAS No. 122 requires an enterprise which acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained, to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practical to estimate those fair values. These mortgage servicing rights are amortized over the period of estimated net servicing income and are evaluated for impairment based on their fair values. Mortgage servicing rights of $243,000 were recorded during 1996. Amortization of $42,000 was recorded during 1996 and offset against mortgage servicing fees in the Company's 1996 Consolidated Statements of Income. The carrying value of the Bank's mortgage servicing rights is $201,000 at December 31, 1996. The fair value of these rights at December 31, 1996 is $386,000.

Transfer of Financial Assets
 The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers of financial assets made after December 31, 1996 except for those transfers relating to secured borrowings, repurchase agreements and similar transactions which are effective after December 31, 1997. This Statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The Company believes that the effect of the adoption of SFAS No. 125 will not be material to its financial position or results of operations.

Premises and Equipment
  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (3 to 40 years).

Foreclosed Properties
  Foreclosed properties consist of properties acquired through foreclosure or accepting a deed in lieu of foreclosure and are stated at the lower of fair value less selling costs or cost. Thereafter, an allowance for losses on foreclosed properties is established if the cost of a property exceeds its current fair value less estimated costs to sell. In developing estimates of fair value, the Company considers information derived from appraisals, selling prices for similar assets and discounted cash flows using rates commensurate with the risk involved. Costs of holding foreclosed properties, as well as gains or losses in excess of the related allowance for losses realized upon disposition of the properties, are reflected in operations in the period incurred.

Material Estimates
  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.
  Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of foreclosed properties acquired in connection with foreclosures or in satisfaction of loans and the valuation of assets held for sale. In connection with the determination of the allowance for loan losses and the valuation of foreclosed properties and assets held for sale, management obtains independent appraisals for significant properties and uses independent market information.
  Management believes that the allowance for losses on loans and valuation of foreclosed properties and assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed properties, future additions to the allowance and additional write-downs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and valuation of foreclosed properties and assets held for sale. Such agencies may require the Bank to recognize additions to the allowance or additional write-downs based on their judgment of information available to them at the time of their examination.

Long-Lived Assets
  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is deemed impaired, the impairment loss is charged against operations. The adoption of this accounting standard did not impact the Company's operations.

Other Assets
  Other assets consist principally of prepaid expenses, investment in a joint venture, investment in real estate, the excess cost over net assets acquired (goodwill) from the acquisition of Seconn Holding Company and The Bank of Mystic, Inc., and other miscellaneous receivables. Goodwill is being amortized on a straight-line basis over 12 years. On a periodic basis, the Company reviews goodwill for events or changes in circumstances that may indicate that the carrying amount of goodwill may not be recoverable.
 Through its wholly-owned subsidiaries, the Bank has an investment in a real estate property acquired for future bank expansion. The property, which includes land, building and building improvements, is being carried at cost less accumulated depreciation.
  The Company participates in a joint venture engaged in the acquisition, development and sale of real estate. The joint venture, which is 50% or less owned, is accounted for using the equity method of accounting.

Stock Option Plans
  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The Company elected to remain with the accounting in Opinion 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in this Statement had been applied. See Note 10 for the required disclosures.

Income Taxes
 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance which takes into account the uncertainty of future income and tax events. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Disclosures of Fair Value of Financial Instruments
  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates. Fair value methods and assumptions are set forth below for the Company's financial instruments:

 Cash and Federal Funds Sold
   For these short-term instruments, the carrying amount is a rea-sonable estimate of fair value.

 Investment Securities and Mortgage-backed Securities
   Fair value equals quoted market price or dealer quote, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

 Loans
   For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities or estimated average lives.
   The fair value of residential mortgages held for sale is estimated using quoted market prices provided by government agencies. The fair value of commercial mortgages, commercial business loans, nonperforming loans and loans held for sale is derived by using management estimates of losses and expenses, and by discounting the future cash flows over the estimated remaining maturities or estimated average lives.

 Deposits
   The fair value of demand, savings, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates offered for deposits of similar remaining maturities as of year end.

 FHLB Advances
   The fair value of existing debt is based on the estimated cost to prepay the debt prior to maturity, or by discounting the future cash flows using the rates prevailing at year end for debt of similar remaining maturities.

Net Income Per Share
  Net income per share is computed by dividing net income by the weighted average common shares and common stock equivalents, if dilutive, outstanding during the year. Weighted average common shares outstanding used to calculate primary earnings per share were 5,616,650, 5,485,553 and 5,209,017 for the years ended
December 31, 1996, 1995 and 1994, respectively. Weighted average common shares outstanding used to calculate fully diluted earnings per share were 5,668,893, 5,615,779 and 5,285,744 for the years ended December 31, 1996, 1995 and 1994, respectively.

Cash Flows
  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

Reclassification
   Certain reclassifications have been made to the prior years' amounts to conform with the 1996 presentation.



3. Investment Securities and Mortgage-Backed Securities

  On January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and reclassified the securities labeled as held for sale to available for sale. The net unrealized gain on the securities available for sale on January 1, 1994 of $1,977,000, less income taxes of $673,000, increased stockholders' equity. At December 31, 1995, the net unrealized gain of $813,000 on securities available for sale has been shown as an increase of stockholders' equity, net of related income taxes of $276,000. At December 31, 1996, the net unrealized gain of $801,000 on securities available for sale has been shown as an increase of stockholders' equity, net of related income taxes of $329,000.
 A summary of investment and mortgage-backed securities classified as available for sale and held to maturity at December 31, 1996 and 1995 follows:

Available for sale
                                                 December 31, 1996
                               Amortized     Unrealized    Unrealized     Market
(Dollars in thousands)           Cost           Gains         Losses       Value
Investment securities
 U.S. Government and agency
  obligations                     $1,494           $-           $(4)       $1,490
 Corporate securities              2,018            -            (5)        2,013
 Foreign governments                 850            -             -           850
 Marketable equity securities      5,574          629             -         6,203
   Total investment securities     9,936          629            (9)       10,556
Mortgage-backed securities
 by issuer
  Fixed rate
   FHLMC                          69,698          232          (545)       69,385
   FNMA                            8,832            -           (52)        8,780
  Adjustable rate
   FHLMC                          17,431          468             -        17,899
   GNMA                            4,883           78             -         4,961
    Total mortgage-backed
     securities                  100,844          778          (597)      101,025
      Total available for sale  $110,780       $1,407         $(606)     $111,581


Held to maturity
                                                December 31, 1996
                               Amortized    Unrealized     Unrealized     Market
(Dollars in thousands)           Cost          Gains          Losses       Value
Investment securities
 U.S. Government and agency
  obligations                    $20,945         $-             $(4)      $20,941
 Money market instruments         31,769          1              (5)       31,765
      Total held to maturity     $52,714         $1             $(9)      $52,706


Available for sale
                                                 December 31, 1995
                               Amortized     Unrealized     Unrealized    Market
(Dollars in thousands)           Cost           Gains          Losses      Value
Investment securities
 U.S. Government and agency
  obligations                    $13,976           $79           $-       $14,055
 Foreign governments                 750             -            -           750
 Marketable equity securities        208           269            -           477
   Total investment securities    14,934           348            -        15,282
Mortgage-backed securities
 by issuer
  Fixed rate
   FHLMC                          61,808           207         (374)       61,641
   FNMA                           10,889            80          (24)       10,945
  Adjustable rate
   FHLMC                          20,759           576            -        21,335
    Total mortgage-backed
     securities                   93,456           863         (398)       93,921
      Total available for sale  $108,390        $1,211        $(398)     $109,203


Held to maturity
                                                 December 31, 1995
                               Amortized     Unrealized    Unrealized     Market
(Dollars in thousands)           Cost           Gains         Losses       Value
Investment securities
 U.S. Government and agency
     obligations                 $95,281          $40           $(34)     $95,287
 Money market instruments         15,691           10              -       15,701
      Total held to maturity    $110,972          $50           $(34)    $110,988

 Proceeds from sales and realized gains and losses on investment and mortgage-backed securities available for sale were as follows:

                                              Years Ended December 31,
(Dollars in thousands)                  1996            1995          1994
Investment securities
 U.S. Government and
  agency obligations
   Proceeds                          $20,968         $9,927         $5,248
   Realized gains                         79             37             34
   Realized losses                       (23)             -              -
 Marketable equity securities
   Proceeds                            2,401              -          3,172
   Realized gains                        310              -            558
   Realized losses                         -              -           (222)
Mortgage-backed securities
 Proceeds                                 $-        $10,245        $11,037
 Realized gains                            -             49            149
 Realized losses                           -              -           (229)

There were no held to maturity investment securities sold during 1996, 1995 or 1994.


 The following table sets forth the maturities of the available for  sale portfolio at December 31, 1996.  U.S. Government  and
agency    obligations,   corporate   securities   and   foreign
governments reflect contractual maturities.

Amortized Cost
                                       After One   After Five
                             Within     Through      Through       After
(Dollars in thousands)      One Year   Five Years   Ten Years    Ten Years   Total
U.S. Government and agency
 obligations                    $-        $1,494         $-          $-      $1,494
Corporate securities             -         2,018          -           -       2,018
Foreign governments              -           750          -         100         850
                                 -         4,262          -         100       4,362
Mortgage-backed securities                                                  100,844
Marketable equity securities                                                  5,574
  Total amortized cost                                                     $110,780
Weighted average interest
 rate/dividend yield             -%         6.32%         -%       6.63%       6.24%


Market Value
                                       After One    After Five
                             Within     Through      Through      After
(Dollars in thousands)      One Year   Five Years   Ten Years   Ten Years    Total
U.S. Government and agency
 obligations                    $-        $1,490         $-         $-       $1,490
Corporate securities             -         2,013          -          -        2,013
Foreign governments              -           750          -        100          850
                                 -         4,253          -        100        4,353
Mortgage-backed securities                                                  101,025
Marketable equity securities                                                  6,203
  Total market value                                                       $111,581

  The estimated average remaining life of the mortgage-backed securities held at December 31, 1996 is approximately 3 years and the estimated average lives for each security range from 4 months to 11 years. The actual average will differ from the estimates with changes in interest rates and other market conditions.
  At December 31, 1996, the Company had held to maturity U.S. Government and agency obligations and money market instruments maturing within one year with an amortized cost and market value of $52.7 million and a weighted average interest rate of 5.53%.
  At December 31, 1996, the Company had securities pledged as collateral for various financial purposes which had a market value and amortized cost of approximately $1.7 million.



4.  Loans and Allowances for Losses

 The following table sets forth loans, by type of collateral, and the industry classification for commercial loans:

                                                 December 31,
                                        1996                      1995
                                           Percent of                Percent of
(Dollars in thousands)           Amount    Total Loans     Amount    Total Loans
Real estate secured
 1-4 family owner occupied      $159,593       33.5%       $145,173       34.9%
 1-4 family construction           8,290        1.7           6,558        1.6
 Condominiums                      4,995        1.1           4,435        1.1
 1-4 family non-owner occupied    30,170        6.3          25,085        6.0
 5 or more family                  9,653        2.0           6,777        1.6
 Offices                          34,967        7.3          22,559        5.4
 Shopping centers/retail          59,069       12.4          48,979       11.8
 Motels                            8,414        1.8          14,468        3.5
 Construction, land and land
  development                      6,823        1.4           4,808        1.2
 Industrial                        6,532        1.4           4,591        1.1
 Recreational/school               5,498        1.2           5,690        1.4
 All other                        16,777        3.5          15,103        3.6
                                 350,781       73.6         304,226       73.2
Commercial
 Builder/developer                 8,772        1.8           9,007        2.2
 Retail                           10,315        2.2           8,404        2.0
 Services                         15,970        3.3          10,401        2.5
 Personal                          4,032        0.8           3,101        0.8
 Transportation and public
   utilities                       3,296        0.7           2,086        0.5
 All other                         5,037        1.1           6,301        1.5
                                  47,422        9.9          39,300        9.5
Consumer loans
 Second mortgages and home
  equity mortgages                59,674       12.5          55,933       13.5
 Education                         3,209        0.7           2,705        0.7
 Automobile                        6,429        1.3           3,764        0.9
 Recreational vehicle              1,459        0.3           2,113        0.5
 Collateral                        2,990        0.6           3,030        0.7
 Marine                            1,475        0.3           1,463        0.4
 All other                         3,672        0.8           2,707        0.6
                                  78,908       16.5          71,715       17.3

Total loans                     $477,111      100.0%       $415,241      100.0%
Less allowance for loan losses   (13,928)                   (13,168)
Net loans                       $463,183                   $402,073

 Included in net loans were $180,000 and $423,000 of net deferred loan origination fees, net of costs, at December 31, 1996 and 1995, respectively.

  Nonperforming assets, exclusive of nonperforming loans and foreclosed properties held for sale, are as follows:

                                                                 December 31,
(Dollars in thousands)                                         1996       1995
Nonperforming assets
 Nonaccrual loans                                           $ 5,289    $ 8,017
 Nonperforming restructured loans                               537      1,096
 Foreclosed properties                                        1,167        264
Nonperforming assets, exclusive of nonperforming loans
 and foreclosed properties held for sale                    $ 6,993    $ 9,377
Nonperforming  assets as a percent of total loans and
 foreclosed properties, exclusive of nonperforming loans
 and foreclosed properties held for sale                       1.46%      2.25%

  In order to reduce nonperforming loans, management sold $2.5 million of loans at December 31, 1996 of which $2.0 million were nonperforming. Proceeds of $1.5 million were received, transaction expenses of $36,000 were charged to earnings and a loss on the sale of $1.0 million was charged against the allowance for loan losses. During the fourth quarter of 1995, nonperforming loans and foreclosed properties with a carrying value of $4.5 million were charged down by approximately $1.7 million. After the write-downs, the remaining balance of $2.8 million was transferred to loans and foreclosed properties held for sale at December 31, 1995. The majority of the loans identified for sale were commercial real estate and residential real estate loans.
  During 1994, nonperforming loans and foreclosed properties of $7.8 million and performing loans of $1.0 million were charged down by $3.3 million to facilitate their disposition. A portion of these assets were sold in December 1994 and $1.5 million of loans and $1.8 million of foreclosed properties were reclassified as loans and foreclosed properties held for sale. The majority of the loans identified for sale were commercial real estate and residential real estate loans. In connection with charging down the loans and foreclosed properties for losses estimated to be incurred as a result of the accelerated disposition strategy, an additional provision of $2.2 million was made to the allowance for loan losses and an additional provision of $1.1 million was made to the allowance for losses on foreclosed properties.
  At December 31, 1996, the remaining balance of nonperforming assets held for sale was transferred to loans and foreclosed properties at the lower of cost or fair value as set forth below.

  Activity in loans and foreclosed properties held for sale is as follows:

                                                                 December 31,
(Dollars in thousands)                                         1996       1995
Nonperforming assets held for sale at January 1               $4,127     $3,261
Transfer from loans                                                -      1,768
Transfer from foreclosed properties                                -      1,035
Proceeds from sales/collections                               (3,728)    (1,937)
Gain on sales                                                    615          -
Transfer to loans                                               (591)         -
Transfer to foreclosed properties                               (423)         -
Nonperforming assets held for sale at December 31                  -      4,127
Performing loans held for sale in the
 secondary market                                                172      1,065
Loans and foreclosed properties held for sale                   $172     $5,192

  During 1995, proceeds from sales of nonperforming assets approximated the carrying value of the respective assets.


 Impairment of loans having recorded investments of $6.4 million at December 31, 1996 and $10.8 million at December 31, 1995 has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans was $10.2 and $10.1 million in 1996 and 1995, respectively. The total allowance for loan losses related to these loans was $1.8 million on December 31, 1996 and $1.5 million on December 31, 1995. Interest income recognized on impaired loans during 1996 and 1995 was $257,000 and $193,000, respectively.
  If nonaccrual loans at December 31, 1996, 1995 and 1994 had remained current in accordance with contractual payment terms, interest income of $689,000, $1.1 million and $716,000, respectively, would have been recognized compared to interest income of $180,000, $594,000 and $402,000, respectively, actually recognized.
  Interest income of $22,000, $66,000 and $67,000 was recognized in 1996, 1995 and 1994, respectively, on restructured loans which were performing in accordance with their restructured terms.
  The Bank has one loan totaling $537,000 classified as a troubled debt restructuring at December 31, 1996 which was restructured at a rate lower than market at the time of restructuring.
  As of December 31, 1996 and 1995, the Company serviced loans for others of approximately $157.3 million and $147.9 million, respectively.
  Executive officers of the Company are prohibited by Company policy from borrowing from the Bank with the exception of residential mortgage loans and other collateralized loans. Directors and their associates conducted transactions with the Company or Bank in the ordinary course of business. These transactions were made on substantially the same terms as comparable transactions with others. As of December 31, 1996 and 1995, loans to related parties were approximately $346,000 and $360,000, respectively.

  Changes in the allowance for loan losses and allowance for losses on foreclosed properties were as follows:

                                                         Allowance for
                                                                   Losses on
                                                                   Foreclosed
(Dollars in thousands)                            Loan Losses      Properties
Balance at December 31, 1993                        $9,689             $971
Provision                                            3,370            3,130
Charge-offs                                         (5,163)          (4,140)
Recoveries                                             758              620
Balance at December 31, 1994                         8,654              581
Provision                                            5,500               98
Allowance of The Bank of Mystic, Inc.                1,839               35
Charge-offs                                         (3,179)            (714)
Recoveries                                             354                -
Balance at December 31, 1995                        13,168                -
Provision                                            1,400               18
Allowance of The Bank of Southeastern Connecticut    2,506                -
Charge-offs                                         (4,134)             (18)
Recoveries                                             988                -
Balance at December 31, 1996                       $13,928               $-



5.  Premises and Equipment

                                                           December 31,
(Dollars in thousands)                               1996                1995
Land                                                 $313                $260
Office buildings and improvements                   4,297               3,728
Furniture, fixtures and equipment                   8,264               8,578
Leasehold improvements                              1,842               1,738
 Total                                             14,716              14,304
Less accumulated depreciation and amortization      8,500               8,394
 Total premises and equipment, net                 $6,216              $5,910

   For the years ended December 31, 1996, 1995 and 1994, depreciation and amortization were approximately $980,000, $803,000 and $870,000, respectively.
  The Company leases most of its branch office premises under lease agreements which expire at various dates through 2005. The Company has the option to renew certain leases at fair rental values. Rental expense was approximately $903,000 in 1996,
$656,000 in 1995 and $396,000 in 1994, after reduction by rents received from subleases of approximately $59,000, $40,000 and $47,000, respectively. As of December 31, 1996, minimum rental commitments under noncancelable operating leases, reduced by rents to be received from existing noncancelable subleases, were:

(Dollars in thousands)       Gross Rent   Sublease Rent   Net Rent
Year
 1997                           $870           $44           $826
 1998                            598             4            594
 1999                            530             -            530
 2000                            461             -            461
 2001                            294             -            294
 2002 and thereafter             608             -            608
 Total leases                 $3,361           $48         $3,313



6.  Other Assets

 Included in other assets at December 31, are as follows:

(Dollars in thousands)                                     1996        1995
Goodwill (net of accumulated amortization
 of $940 in 1996 and $291 in 1995)                       $4,924      $3,961
Real estate property acquired for future
 bank expansion (net of accumulated
 depreciation of $1.7 million in 1996 and
 $1.5 million in 1995)                                    4,170       4,354
Investment in a joint venture                               504         533
Cash surrender value of life insurance                      760         617
Other                                                     2,244       1,558
 Total other assets                                     $12,602     $11,023

   Through its wholly-owned subsidiaries, the Bank has an investment in a real estate property acquired for future bank expansion. The property is currently leased to third parties. The operating results of the investment property include rental income of $569,000 in 1996, $555,000 in 1995 and $634,000 in
1994. The operating expenses, including depreciation of $194,000, were approximately $484,000 during 1996. During 1995 and 1994 operating expenses, including depreciation of $280,000 and $356,000, respectively, approximated rental income.



7.  Deposits

 Deposit balances are as follows:

                                                December 31,
(Dollars in thousands)                 1996                       1995
                             Average            % of  Average             % of
                              Rate    Amount   Total    Rate     Amount  Total
Demand deposits                  -%   $69,519    12%       -%    $56,707   10%
Savings                       2.30     97,854    17     2.30      97,515   17
Money market accounts         3.02     99,964    17     3.09      87,785   16
                                     $267,337    46%            $242,007   43%
Time deposits with remaining
 maturities of:
  Up to one year                      205,206    35%            $201,580   35%
  Over one to two years                41,615     7               45,329    8
  Over two to three years              30,043     5               22,597    4
  Over three to four years             28,283     5               24,384    4
  Over four to five years               8,530     1               26,674    5
  Over five years                       4,066     1                5,212    1
    Total time deposits       5.54    317,743    54     5.83     325,776   57
Mortgagors' escrow            3.10      3,654           2.80       3,221
    Total deposits            3.87%  $588,734   100%    4.21%   $571,004  100%

 Maturities of time deposit accounts with a balance of $100,000 or more at December 31, 1996, are summarized as follows:

(Dollars in thousands)
Three months or less                        $7,613
Over 3 through 6 months                      5,583
Over 6 through 12 months                     6,998
Over 12 months                              16,968
 Total                                     $37,162

  Interest on the time deposits with balances of $100,000 or more was $2.3 million in 1996, $1.8 million in 1995 and $1.3 million in 1994.

 Interest on deposits is summarized as follows:

                                          December 31,
(Dollars in thousands)           1996         1995         1994
Savings                       $ 2,350      $ 2,300      $ 2,216
Money market accounts           2,746        2,341        2,001
Time deposits                  19,119       17,319       12,021
Mortgagors' escrow                 95           79           67
 Total interest on deposits   $24,310      $22,039      $16,305



8. FHLB Advances

                                                        December 31,
(Dollars in thousands)                              1996           1995
Advances from Federal Home Loan Bank (FHLB)
  4.59% due January 2, 1996                           $-         $2,000
  5.92% due January 4, 1996                            -          4,000
  9.39% due October 26, 1996                           -          1,400
  4.88% due December 10, 1996                          -          3,000
  6.34% due September 28, 2000                     3,000          3,000
  6.41% due September 28, 2001                     3,000          3,000
  6.48% due September 30, 2002                     3,000          3,000
  6.07% due December 21, 2005                      2,928          3,000
 Total FHLB advances                             $11,928        $22,400

                                                    Years Ended December 31,
(Dollars in thousands)                                 1995           1994
Information on FHLB advances with an original
 maturity under one year:
  Amount outstanding                                 $4,000        $20,000
  Average amount outstanding during year              2,615          7,615
  Maximum outstanding at any month end               10,000         20,000
  Weighted average interest rate at year end           5.92%          6.23%
  Weighted average interest rate during the year       6.26%          4.59%

As of December 31, 1995 the Bank had one outstanding FHLB advance with an original maturity under one year in the amount of $4,000,000. This advance was issued on December 28, 1995 at a rate of 5.92% and matured on January 4, 1996. There were no other short term FHLB advances during 1996.

  The Bank has a maximum line of credit of $12,046,000 million under the Federal Home Loan Bank of Boston's Ideal Way Line of Credit Program. Interest is payable at a rate determined and reset by the Federal Home Loan Bank of Boston on a daily basis. As of December 31, 1996, the rate of interest was 7.32%. As of December 31, 1996, there were no outstanding borrowings under this program. During 1996, the maximum amount outstanding under the Ideal Way Line of Credit Program was $2.0 million and the average amount outstanding during the year was $122,000. The weighted average interest rate for borrowings outstanding under this program during 1996 was 5.81%.
  First mortgage loans on residential property, U.S. Government and agency obligations, funds deposited at the FHLB of Boston and all FHLB stock were pledged as collateral to secure the FHLB advances as of December 31, 1996.



9.  Capital

  The  Company  and  the Bank are subject to  various  regulatory
capital   requirements  administered  by  the   federal   banking
agencies.   Failure  to  meet minimum  capital  requirements  can
initiate    certain    mandatory,   and    possibly    additional
discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
  As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier
I  leverage  ratios  as  set forth in the  table.   There  are  no
conditions or events since that notification that management believes have changed the institution's category.
  The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                      To Be Well
                                                                   Capitalized Under
                                                   For Capital     Prompt Corrective
                                   Actual       Adequacy Purposes   Action Provisions
(Dollars in thousands)         Amount  Ratio      Amount  Ratio     Amount   Ratio
As of December 31, 1996
 Total Capital
   (to Risk Weighted Assets)
    Consolidated              $77,017  15.12%    $40,746  8.00%    $50,933   10.00%
    The Bank                   75,288  14.78      40,746  8.00      50,933   10.00
 Tier I Capital
   (to Risk Weighted Assets)
    Consolidated               70,557  13.85      20,373  4.00      30,560    6.00
    The Bank                   68,828  13.51      20,373  4.00      30,560    6.00
 Tier I Capital
   (to Average Assets)
    Consolidated               70,557  10.32      27,355  4.00      34,194    5.00
    The Bank                   68,828  10.06      27,355  4.00      34,194    5.00
As of December 31, 1995
 Total Capital
   (to Risk Weighted Assets)
    Consolidated               76,942  18.07      34,068  8.00      42,585   10.00
    The Bank                   74,272  17.45      34,055  8.00      42,569   10.00
 Tier 1 Capital
   (to Risk Weighted Assets)
    Consolidated               71,522  16.80      17,034  4.00      25,551    6.00
    The Bank                   68,854  16.17      17,027  4.00      25,541    6.00
 Tier I Capital
   (to Average Assets)
    Consolidated               71,522  10.78      26,529  4.00      33,161    5.00
    The Bank                  $68,854  10.38%    $26,521  4.00%    $33,152    5.00%

  The principal source of revenue for the Company is dividends received from the Bank. The total of all dividends declared by the Bank in a given calendar year cannot exceed the total of the Bank's net profits for that year, plus the Bank's retained profits from the preceding two years. Also, the Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines. These limitations did not affect the dividends paid by the Bank to the Company or the dividends paid by the Company to the shareholders during 1996, 1995 or 1994.



10. Stock Option Plans

  In connection with the conversion to a publicly owned company in 1986, the Bank adopted separate stock option plans for employees and outside directors. These plans were assumed by the Company as part of the Bank's holding company reorganization. A total of 600,000 shares of stock has been reserved for issuance under the employee and director stock option plans. Under the employee stock option plan, the exercise price of each option equals the market price of the Company's stock on the date preceding the date of grant. Under the directors plan, each outside director receives options to purchase common stock at the market value prevailing on the date preceding the date he becomes a director. All options granted under the employee stock option plan expire ten years from the date of grant and fifteen years from the date of grant for directors. Shares are not available for future grant under either the employee or director plan at December 31, 1996.
  In 1994, the Board of Directors adopted an additional stock option plan and incentive plan for employees and directors of the Company's subsidiaries and an additional stock option plan for outside directors of the Company. In conjunction with the adoption of the 1994 outside directors plan, the 1986 outside directors plan was terminated although previous shares granted under this plan remain outstanding. All shares granted under the 1994 plans expire in ten years from date of grant for employees and directors of the Company's subsidiaries and fifteen years from date of grant for outside directors of the Company. A total of 600,000 shares has been reserved for issuance under the 1994 stock option plans. Shares available for future grant totaled 393,450 at December 31, 1996.
   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


Dollars in thousands,                      1996                       1995
 except share data)               As Reported   Pro forma     As Reported  Pro forma
Net income                           $6,651      $6,450          $5,473     $5,207
Primary earnings per share             1.18        1.15            1.00        .95
Fully diluted earnings per share     $ 1.17      $ 1.14          $  .97     $  .93

  The effects of applying SFAS No. 123 to the above disclosure may not be representative of net income in future years.
  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively:

                          Dividend    Expected     Risk-Free       Expected
                            Yield    Volatility  Interest Rate   Life in Years
1996
 Employee                    3.5%       36.0%          6.4%            5
 Directors of the Bank       3.8        45.3           6.5             6
 Directors of the Company    3.7        43.8           6.7             8
1995
 Employee                    4.7        48.1           6.3             5
 Directors of the Bank       4.2        48.2           6.4             6
 Directors of the Company    4.2%       44.2%          6.7%            8


   A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                               1996              1995               1994
                                   Weighted          Weighted           Weighted
                                   Average           Average            Average
                                   Exercise          Exercise           Exercise
(In thousands)           Shares     Price   Shares    Price    Shares    Price
Outstanding at
 beginning of year       429,803    $8.98   376,730   $8.69    368,080   $7.89
 Granted                  75,800    13.62   103,250   10.39     76,250   10.62
 Exercised              (106,903)    9.49   (47,177)   9.72    (41,600)   4.21
 Canceled or expired      (1,750)   10.50    (3,000)  10.19    (26,000)  10.16
Outstanding at end of
 year                    396,950    $9.72   429,803   $8.98    376,730   $8.69
Options exercisable at
 year-end                389,950            424,803            376,730
Weighted average fair
 value of options granted
 during the year           $4.49              $3.97

   The following table summarizes information about stock options outstanding at December 31, 1996:

                              Options Outstanding                Options Exercisable
                                   Weighted
                                    Average      Weighted                     Weighted
                        Number     Remaining      Average          Number      Average
Range of             Outstanding  Contractual    Exercise       Exercisable   Exercise
Exercise Prices      at 12/31/96     Life         Price         at 12/31/96     Price
$2.37 to 3.50           39,000        4.52         $2.53           39,000       $2.53
$3.51 to 7.00           26,500        3.14          6.12           26,500        6.12
$7.01 to 10.50         196,650        6.84          9.69          196,650        9.69
$10.51 to 14.00        134,800       10.55         12.54          127,800       12.58
$2.37 to 14.00         396,950        7.63         $9.72          389,950       $9.68



11. Preferred Stock Purchase Rights

 On November 21, 1989, the Company's Board of Directors declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company's common stock. Each Right entitles a stockholder to buy 1/100 of a share of the Company's Series A Preferred Stock at an exercise price of $45.00 per share, subject to adjustment. The Rights are exercisable, and separately tradeable apart from the common stock, 10 days after a person or group has (a) become the beneficial owner of 20% or more of the Company's common stock, or (b) become the beneficial owner of 10% or more of the Company's common stock and is declared by the Board of Directors to be an adverse person, or (c) commenced or announced an intention to commence a tender or exchange offer that would result in the ownership of 20% or more of the Company's common stock.
  Once the Rights become exercisable as a result of any of the above events, other than the commencement of a tender or exchange offer, each Right would entitle the holder to purchase, at the then prevailing exercise price, shares of Company preferred stock or common stock having a value equal to twice the exercise price of the Right. Rights held by the acquiring person would become void and could not be exercised. If the Company is unable to authorize or issue the amount of preferred stock or common stock otherwise called for upon exercise of a Right, the Board may authorize the issuance of other securities, or cash, to holders of Rights. Additionally, once the Rights become exercisable as a result of any of the above events, including the commencement of a tender or exchange offer, and the Company should consolidate or merge with another company and the Company was not the surviving company, or if 50% or more of the Company's consolidated assets or earning power were sold, each Right would entitle a stockholder to purchase, at the then current exercise price, shares of common stock of the acquiring company having a value equal to twice the exercise price of the Right.
  The distribution of the Rights was made on December 4, 1989 to stockholders of record on that date. The Rights will expire on December 4, 1999, unless redeemed at the option of the Board of Directors for one cent per Right. Redemption may occur only until 14 days after a person or group acquires 10% or more of the Company's common stock and is declared to be an adverse person or 14 days after a person or group acquires 20% or more of the Company's common stock. Redemption of the Rights, and certain other actions, require authorization by a majority of the continuing Directors of the Company (defined essentially as directors not nominated or elected by a potential acquirer).



12. Employee Benefits

  The Company has a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually an amount between the minimum amount required by ERISA and the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
  The unrecognized net gain shown in the table arises from differences between actual experience and projected results as well as from the effects of changes in actuarial assumptions. Actuarial calculations are based on the projected unit credit method.

                                                             December 31,
(Dollars in thousands)                                1996      1995      1994
Actuarial present value of benefit
 obligation, substantially all vested               $3,042    $2,858    $2,004
Plan assets at fair value                            4,151     3,442     2,845
Projected benefit obligation                         4,260     4,002     2,401

Plan assets in excess of (less than)
 projected benefit obligation                         (109)     (560)      444
Unrecognized net gain                                1,081     1,535       290
Unrecognized prior service cost                        (17)      (18)       36
Unrecognized net asset at January 1, 1987
 being amortized over 15 years                        (222)     (267)     (311)
Prepaid pension cost                                  $733      $690      $459

Net pension cost
 Service cost                                         $282      $180      $223
 Interest cost                                         303       192       189
 Return on plan assets                                (195)     (254)     (213)
 Amortization of accumulated loss                        -         -        47
 Amortization of prior service cost                     (2)       (2)        3
 Amortization of transition asset                      (44)      (44)      (44)
Net pension expense                                   $344       $72      $205

Significant actuarial assumptions
 Weighted average discount rate                       7.75%     7.25%     8.25%
 Increase in future compensation                      4.75      4.25      4.25
 Rate of return on assets                             8.50      8.50      8.50

  As of December 31, 1996, pension plan investments were $2.5 million in the Bank's certificates of deposit, $207,000 in various money market accounts, $549,000 in real estate equity and $868,000 in equity mutual funds independent of the Company.
  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees. Participants become eligible for the benefits if they retire after reaching age 55, with 10 or more years of service. Benefits are paid for medical coverage, once deductibles and co-insurance requirements have been met, and for life insurance coverage based upon provisions of the plan. The Company does not fund this plan actuarially.
  The Company accrues the cost of non-pension-related retirement benefits such as health care and life insurance in the periods that employees perform services to earn the benefits.
  The postretirement benefit expense for 1996, 1995 and 1994 included the following components:

                                              December 31,
(Dollars in thousands)                  1996      1995      1994
Service cost                             $23       $19       $37
Interest cost on accumulated
 postretirement benefit obligation        51        54        55
Net gain                                  (5)       (8)        -
Postretirement benefit expense           $69       $65       $92

  The following table reconciles the Plan's funded status to  the
accrued  postretirement  cost  liability  as  reflected  on   the
consolidated balance sheet:

                                                       December 31,
(Dollars in thousands)                               1996        1995
Actuarial present value of accumulated
 postretirement benefit obligation:
  Retirees                                           $388        $451
  Fully eligible active employees                      51          31
  Active employees not eligible to retire             161         289
Total                                                $600        $771

Plan assets at fair value                               -           -
Accumulated postretirement benefit
  obligation in excess of plan asset                 $600        $771
Unrecognized net gain                                 233          31
Accrued postretirement benefit cost liability        $833        $802

 The weighted average discount rate was 7.75%, 7.25% and 8.50% as of December 31, 1996, 1995 and 1994, respectively. The rate of compensation increase, for purposes of calculating life insurance amounts, is 4.75% as of December 31, 1996, and 4.0% as of December 31, 1995 and 1994. The health care cost trend rate used to measure the accumulated postretirement benefit obligation is 8.5% initially, at December 31, 1996, decreasing gradually to 4.5% by the year 2005; and it was 9.5% initially, at December 31, 1995, decreasing gradually to 4.5% by the year 2005. Increasing the health care cost trend rate by one percentage point at December 31, 1996 would increase the accumulated postretirement benefit obligation by approximately $129,000 and net periodic postretirement benefit cost by approximately $26,000 (pretax).
  The Company has a deferred compensation plan for its directors which provides the participants or their beneficiaries with annual payments each year for ten years after the retirement or death of the participant. The liability arising from these agreements is being accrued over the participants' remaining period of service so that, at the expected retirement date, the then present value of the annual payments will have been
expensed.   The  cost  of the plan to the Company  was  $122,000,
$120,000 and $147,000 in 1996, 1995 and 1994, respectively.
  In 1995, the Company established a new Deferred Compensation Plan. The Plan is established and maintained for the purpose of providing unfunded, non-qualified deferred compensation for members of the Company's and Bank's Board of Directors, as well as a select group of officers and highly compensated employees of the Bank. A total of $85,400 and $44,200 in director fees was deferred under the Plan in 1996 and 1995, respectively. During 1996 and 1995, only outside members of the Board of Directors participated in this plan.
  In 1995, the Company established The Norwich Savings Society Pension Restoration Plan. The Plan is established and maintained for the purpose of providing unfunded, non-qualified benefits, for a select group of officers and highly compensated employees of the Bank, equal to that portion of any pension or pension related benefit which cannot be provided under the terms of the Retirement Program by virtue of the limitations of ERISA and the Internal Revenue Code of 1986. In 1996 and 1995, a total of $48,444 and $28,902, respectively, was accrued under this plan and placed in a trust.
  The Norwich Savings Society maintains a savings and investment plan for employees who have completed at least one year of service and have worked 1,000 hours. Participation is voluntary. Participants may contribute from 2% to 6% of their annual compensation on a pre-tax basis or from 2% to 6% of their annual compensation on an after tax basis. As of January 1, 1997, participants  may  contribute from  2%  to  10%  of  their  annual compensation on a pre-tax basis and/or from 2% to 6% of their annual compensation on an after tax basis not to exceed a total of 10% of annual compensation. If the participant contributes on a pre-tax basis, the Bank makes a matching contribution to the plan equal to 100% on the employee's contribution up to 2% of the employee's pre-tax earnings. Participants vest immediately in their own contributions and are subject to a seven year vesting schedule on the Bank's contributions. The Bank's matching contribution was suspended in 1991 and reinstated in January 1995. In 1996 and 1995, the Bank's matching contribution was $112,360 and $104,000 respectively.



13. Income Taxes

  For the years ended December 31, 1996, 1995 and 1994, the provision (benefit) for income taxes consisted of:

(Dollars in thousands)                       1996        1995        1994
Current
 Federal                                   $3,160        $370          $-
 State                                          9          60          26
                                            3,169         430          26
Deferred
 Federal                                      648       1,343         231
 State                                        905         990         109
 Effect of change in state tax rates            -         275           -
                                            1,553       2,608         340
Change in valuation allowance
  for deferred tax asset                      (95)     (3,138)     (3,292)
Income tax provision (benefit)             $4,627       $(100)    $(2,926)

 As of December 31, 1996 and 1995, the components of the deferred income tax asset were:


(Dollars in thousands)                                 1996           1995
Deferred tax asset
 Allowance for loan losses                           $4,989         $4,337
 Allowance for losses on foreclosed properties          113             30
 Net operating loss carryforwards                     1,555          1,917
 Capital loss carryforward                                -             57
 Deferred compensation                                  271            340
 Retiree health benefits                                350            374
 Deferred loan origination fees                           -            172
  Alternative  minimum  tax credit  carryforward          -            174
Total gross deferred tax asset                        7,278          7,401
Less valuation allowance                               (175)          (770)
                                                      7,103          6,631
Deferred tax liabilities
 Unrealized gains on securities                         329            276
 Bond discount accretion                              1,118            642
 Premises and equipment                                 263            406
 Deferred loan origination fees                          26              -
 Other                                                   11            589
Total gross deferred tax liabilities                  1,747          1,913
Net deferred tax asset                               $5,356         $4,718

  In order to realize the net deferred tax asset of $5.4 million at December 31, 1996, the Company must generate future taxable income (in addition to income from the reversal of taxable temporary differences) of approximately $13.2 million. Based on the Company's recent historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company's net deferred tax asset will be realized. At December 31, 1996, the remaining valuation allowance for The Bank of Mystic, Inc. deferred tax asset of $500,000 was eliminated and recorded as a reduction of goodwill.
  The provision or benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes and cumulative effect of changes in accounting principles for the following reasons:

                                                         December 31,
(Dollars in thousands)                             1996      1995      1994
Tax provision at statutory rate                 $3,835    $1,827      $279
 Increase (decrease) in
  tax resulting from:
   State income taxes, net of federal
     tax benefit                                    603       693        89
   Effect of change in state tax rates                -       275         -
   Change in valuation allowance for
     deferred tax asset                             (95)   (3,138)   (3,292)
   Tax exempt income                                 (8)      (10)      (10)
   Exclusion of dividend income                      (2)       (2)      (19)
   Amortization of goodwill                         211        97         -
   Other, net                                        83       158        27
 Income tax provision (benefit)                  $4,627     $(100)  $(2,926)

  As of December 31, 1996, the Company had federal net operating loss carryforwards for tax return purposes of approximately $2.6 million attributable to The Bank of Mystic, Inc. Utilization of the net operating loss carryforwards is limited to $568,000 annually and expire beginning in 2005 through 2008. State net operating loss carryforwards as of December 31, 1996 were $10.2 million and expire beginning in 1997 through 2000.
  Separate  legislation  was enacted in 1996  to  repeal  most  of
Section 593 of the Internal Revenue Code pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes. This legislation eliminated the Bank's ability to compute its bad debt deduction utilizing the percentage-of-taxable-income method or the reserve method based upon experience. It also suspended the recapture of the pre-1988 tax bad debt reserves and will require the recapture of these amounts only under very limited circumstances. It does require the recapture of the post-1987 tax bad debt reserves over a six year period. The Bank's pre-1988 tax bad debt reserves which have been suspended are $7.8 million and the amount of the post-1987 reserves which will be recaptured into income beginning in 1996 are $2.2 million. Deferred taxes have been provided for the remainder of the amount to be recaptured.



14. Disclosures About Fair Value of Financial Instruments

 The estimated fair values of the Company's financial instruments were as follows:

                                    December 31, 1996           December 31, 1995
                                                 Fair Value                   Fair Value
                                  Book    Fair    versus       Book    Fair    versus
(Dollars in thousands)           Value    Value  Book Value   Value    Value  Book Value
Financial assets
 Cash and due from banks       $19,419   $19,419      $-     $14,600  $14,600      $-
 Federal funds sold              3,700     3,700       -       4,150    4,150       -
 Mortgage-backed securities
  available for sale           101,025   101,025       -      93,921   93,921       -
 Federal Home Loan Bank stock    3,715     3,715       -       3,715    3,715       -
 Other investment securities
  Held to maturity              52,714    52,706      (8)    110,972  110,988      16
  Available for sale            10,556    10,556       -      15,282   15,282       -
 Loans                         477,111   474,338  (2,773)    415,241  416,990   1,749
 Less: allowance for loan
  losses                       (13,928)        -  13,928     (13,168)       -  13,168
 Net loans, excluding those
  held for sale                463,183   474,338  11,155     402,073  416,990  14,917
 Loans held for sale              $172      $172      $-      $3,273   $3,273      $-
Financial liabilities
 Deposits, including
  mortgagors' escrow          $588,734  $591,707  $2,973    $571,004 $575,152  $4,148
 FHLB advances                  11,928    11,936       8      22,400   22,788     388

 In addition to the above, there are certain off-balance sheet financial instruments, as described in Note 15, the fair value of which is insignificant.



15. Commitments and Contingencies

  Cash and due from banks withdrawal and usage restrictions of $4.6 million existed as of December 31, 1996, primarily as a result of Federal Reserve requirements to maintain certain average balances.
  There are various legal proceedings against the Company arising out of its normal course of business. It is the opinion of management, after consultation with legal counsel, that the outcome of existing litigation will have no material adverse effect on the financial position or future operating results of the Company.
 The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. Since the making of a commitment precedes the funding of a loan, the Company's normal underwriting and credit policies are applied before a commitment is made. Management believes that the Company controls the credit risk through credit approvals and limits, portfolio monitoring procedures and the receipt of collateral when deemed necessary.

                                                            December 31,
(Dollars in thousands)                                     1996       1995
Financial instruments with off-balance sheet risk
   Commitments to extend credit
    Mortgage
     Residential
       Fixed                                             $3,432       $542
       Variable                                             739      5,955
     Commercial
       Fixed                                              1,188          -
       Variable                                             500      1,886
     Residential and commercial construction
       Fixed                                             12,552      7,370
       Variable                                           1,665      2,477
    Commercial
       Fixed                                              1,011        710
       Variable                                          19,578     10,534
    Consumer
     Home equity line of credit
       Fixed                                                  -        909
       Variable                                          18,259     19,201
     Other
       Fixed                                              1,201      1,046
       Variable                                           1,252        729
    Letters of credit                                     3,220      1,054
                                                        $64,597    $52,413

  At December 31, 1995, the Company had a commitment to sell $25 million of 1-4 family residential loans to FHLMC. Of the $25 million commitment, $16 million was at the option of the Company. The Bank filled $14.8 million of the commitment. The remaining commitment of $10.2 million was forgiven by FHLMC. In December 1996, the Company entered into a new commitment with FHLMC to sell $25 million of 1-4 family residential loans to FHLMC by December 31, 1997. Of the $25 million commitment, $20.5 million is at the option of the Company.



16. Condensed Financial Information of Norwich Financial Corp.
(Parent Company only)

Condensed Balance Sheets                                       December 31,
(Dollars in thousands)                                    1996            1995
Assets
  Cash                                                  $1,742              $-
  Dividend and other assets                                306           6,877
  Investment in Bank subsidiary                         74,463          73,287
   Total assets                                        $76,511         $80,164
Liabilities and Stockholders' Equity
  Payable to Bank subsidiary and other payables            $13          $4,144
  Stockholders' equity                                  76,498          76,020
   Total liabilities and stockholders' equity          $76,511         $80,164

Condensed Statements of Income                 Years Ended December 31,
(Dollars in thousands)                        1996      1995      1994
Income
  Equity in undistributed income of
   Bank subsidiary                          $1,241    $1,200    $1,351
  Dividend from Bank subsidiary              5,600     4,500     3,000
   Total income                              6,841     5,700     4,351
  Noninterest expense                          190       227       604
   Net income                               $6,651    $5,473    $3,747

Condensed Statements of Cash Flows                    Years Ended December 31,
(Dollars in thousands)                                1996      1995      1994
Operating Activities
  Net income                                        $6,651    $5,473    $3,747
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in undistributed income of
     Bank subsidiary                                (1,241)   (1,200)   (1,351)
    Decrease (increase) in dividend
     and other assets                                6,571    (2,566)   (1,374)
    Increase (decrease) in payable to
     Bank subsidiary and other payables             (4,131)    2,279     1,865
    Net cash provided by operating activities        7,850     3,986     2,887
Financing Activities
  Proceeds from exercise of stock options            1,251       587       273
  Purchase of treasury stock                        (4,109)   (1,821)     (668)
  Cash dividends paid                               (3,250)   (2,752)   (2,492)
        Net cash used by financing activities       (6,108)   (3,986)   (2,887)
  Net increase in cash and cash equivalents          1,742         -         -
  Cash and cash equivalents at beginning of year         -         -         -
  Cash and cash equivalents at end of year          $1,742        $-        $-


           Selected Quarterly Consolidated Financial Data (unaudited)

                                               1996 Quarterly Results(a)
(Dollars in thousands,
 except share data)                    Fourth      Third      Second     First
Interest income                       $13,148     $13,083    $13,090   $12,968
Interest expense                        6,031       6,296      6,456     6,559
Net interest income                     7,117       6,787      6,634     6,409
Loan loss provision                       600         400        200       200
Mortgage service fees                     157         154        160       168
Gain (loss) on loans sold or
 held for sale                             30          35        (45)       (2)
All other noninterest income              812         868        832       698
Noninterest expenses                    4,539       4,321      4,702     4,574
Income tax provision                    1,036       1,335      1,165     1,091
Net income                              1,941       1,788      1,514     1,408
Primary earnings per share               0.35        0.32       0.27      0.25
Fully diluted earnings per share         0.35        0.32       0.27      0.24


                                                1995 Quarterly Results
(Dollars in thousands,
 except share data)                    Fourth      Third      Second(d)  First
Interest income                       $12,535     $12,192    $11,978   $10,434
Interest expense                        6,328       6,052      5,723     4,694
Net interest income                     6,207       6,140      6,255     5,740
Loan loss provision                     3,600(b)      600        600       700
Mortgage service fees                     168         167        170       162
Gain (loss) on loans sold or
 held for sale                            (39)        (35)        12        (3)
All other noninterest income              627         591        516       574
Noninterest expenses                    4,487       4,003      4,274     3,615
Income tax provision (benefit)         (2,438)(c)     827        747       764
Net income                              1,314       1,433      1,332     1,394
Primary earnings per share               0.24        0.26       0.23      0.27
Fully diluted earnings per share         0.23        0.25       0.23      0.27


(a)The financial data reflects the acquisition of Seconn Holding Company on January 2, 1996.
(b)The  increase in the fourth quarter was to facilitate the 1995
   strategy   to   accelerate   the   disposition   of   selected
   nonperforming loans and foreclosed properties and provide for the continued impact of the weak local economy on the loan
   portfolio.   See  Note  4  on Notes to  Consolidated Financial
   Statements.
(c)Benefit in the fourth quarter was attributable to a reduction of the valuation allowance against the deferred tax asset.
(d)The financial data reflects the acquisition of The Bank of Mystic, Inc. on April 1, 1995.





                            Form 10-K
Securities and Exchange Commission
Washington, D.C. 20540
_____________________________________________________________________________
Mark One

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended                       December 31,1996

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

_____________________________________________________________________________
    For the transition period from                   to

    Commission file number                           34-0-17138

    Exact name of registrant as specified
    in its charter                                   Norwich Financial Corp.

    State  or  other jurisdiction of
     incorporation or organization                   Delaware

    IRS Employer Identification No.                  06-1226755

    Address of principal executive offices           4 Broadway, Norwich, CT

    Zip Code                                         06360

    Registrant's telephone number,
     including area code                             860/889-2621

    Securities registered pursuant to
     Section 12(b) of the Act:
      Title of each class                            None
      Name of each exchange on which registered

    Securities registered pursuant to
     section 12(g) of the Act:
      Title of class                                 Common Stock, $.01
                                                       Par Value
_____________________________________________________________________________
    Indicate  by check mark whether the registrant (1) has  filed all  reports required to be filed by Section 13 or 15(d) of the
  Securities Exchange Act of 1934 during the preceding 12  months
  (or  for  such shorter period that registrant was  required  to file  such  reports), and (2) has been subject to  such  filing
  requirements for the past 90 days.   Yes [X]     No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
  amendment to this Form 10-K.   Yes [X]    No [ ]

    5,399,641 shares of Common Stock were outstanding at January 31, 1997. The aggregate market value of the voting stock held by non-affiliates of Norwich Financial Corp. (5,236,092 shares) totaled $99,486,000 based upon the closing price (of $19.00 per share) as quoted on the NASDAQ National Market System, as of January 31, 1997.

    This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Portions of the Norwich Financial Corp. Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.





                      Cross Reference Index

                                                                       Page

PART 1   Item  1 - Business------------------------------------------    53
         Item  2 - Properties----------------------------------------    67
         Item  3 - Legal Proceedings---------------------------------    68
         Item  4 - Submission of Matters to a Vote of
                   Security Holders----------------------------------    68
         Executive Officers of the Registrant------------------------    68


PART II  Item  5 - Market for Registrant's
                   Common Equity and Related Shareholder
                   Matters-------------------------------------------    68
         Item  6 - Selected Consolidated Financial Data--------------     6
         Item  7 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations-----     7
         Item  8 - Financial Statements and Supplementary Data-------    20
         Item  9 - Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure------------    69


PART III Item 10 - Directors and Executive Officers of the
                   Registrant----------------------------------------    69
         Item 11 - Executive Compensation----------------------------    69
         Item 12 - Security Ownership of Certain Beneficial Owners
                   and Management------------------------------------    69
         Item 13 - Certain Relationships and Related Transactions----    69

PART IV  Item 14 - Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K---------------------------    69






PART 1
Item 1 - Business

  The main offices of Norwich Financial Corp. (NFC or the Company) and The Norwich Savings Society (the Bank) are located at 4 Broadway, Norwich, Connecticut 06360. The telephone number is
(860)889-2621. The Company was organized under the laws of the State of Delaware on December 10, 1987, to operate principally as a bank holding company for the Bank. The Bank is the sole subsidiary of the Company and its principal asset.
 The Bank originates real estate, commercial and consumer loans in southeastern Connecticut, funding its operations through the taking of deposits in the same market area. In addition to the traditional banking services, the Bank also offers a full range of investment products including brokerage services through Liberty Securities and insurance products through the Savings Bank Life Insurance Company.

Principal Market Area

  Headquartered in Norwich, which is located in New London County, and about midway along the New York to Boston corridor with convenient access via interstate highways and Amtrak service, the Bank serves communities throughout eastern Connecticut with 16 full service branch offices in addition to the main office and a complementary network of 21 ATM machines. The acquisition of The Bank of Southeastern Connecticut and a de novo branch in New London early in 1996 netted three new branches. The Bank's customer base is essentially comprised of depositors from area communities. The composition of these area communities includes residential, shoreline and industrial in addition to the urban areas of Norwich, New London, Groton and Willimantic.
  Traditionally a defense oriented economy, dominated by General Dynamic's Electric Boat Division, the Bank's market area has been diversifying to accommodate defense downsizing which continues to impact the area's economy. The gaming industry is currently anchored by the Mashantucket Pequot's Foxwoods Casino which is one of the region's largest employers and is continuing to expand. A second casino, Mohegan Sun Resort, just south of Norwich in Uncasville opened in October of 1996 and is operated by the Mohegan Tribe. Tourism continues to grow throughout the region with the expansion, for example, of the Mystic Marinelife Aquarium. The Nautilus Submarine and Museum and The Mystic
Seaport both represent existing major attractions of the region while North Stonington is the planned home for a Six Flags Theme Park, a family oriented endeavor which will enhance the tourist draw to the area. In addition to the regional tourism and gaming concentration, eastern Connecticut's economy also benefits by the presence of employers such as Pfizer, Inc. expanding its pharmaceutical research facility in Groton and the University of Connecticut locating its Marine Science and Technology Center in Groton.

Lending and Investment Activities

  The Bank is permitted by statute to invest its funds in a variety of assets, of which the primary forms are loans and investment securities. The Bank's loan portfolio includes variable and fixed-rate real estate loans, consumer loans and commercial and industrial loans. The Bank may also invest in a wide variety of investment securities including mortgage-backed securities, U.S. Government and agency obligations, corporate debt obligations, municipal obligations and marketable common or preferred stocks listed on a national securities exchange or shares of registered investment companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a table setting forth the average dollar amounts and types of loans and investment securities held.
  Management believes the Bank continues to conduct its lending activities in accordance with appropriate underwriting criteria. While the criteria may not allow the Bank to take advantage of every opportunity, they are designed to ensure that the Bank will accommodate credit-worthy borrowers. Underwriting standards are reviewed on an on-going basis.
  In originating loans, the Bank competes with other area financial institutions which offer homogeneous products.

 The composition of the Bank's loan portfolio is as follows:

                                                     December 31,
                     1996              1995              1994              1993             1992
(Dollars in
 thousands)     Amount     %      Amount    %       Amount     %      Amount    %      Amount    %
Loans
Real estate -
  mortgage     $335,668  70.4%   $292,860  70.5%   $250,809  72.3%   $237,131  70.7%  $230,306  68.0%
Real estate -
 construction    15,113   3.2      11,366   2.7       5,304   1.5       6,619   2.0      6,287   1.9
Commercial and
 financial       47,422   9.9      39,300   9.5      32,387   9.3      31,398   9.3     34,320  10.1
Consumer         78,908  16.5      71,715  17.3      58,741  16.9      60,361  18.0     67,890  20.0
               $477,111 100.0%   $415,241 100.0%   $347,241 100.0%   $335,509 100.0%  $338,803 100.0%


Residential Mortgage Loans

 The Bank is authorized, under its charter, to engage in residential and commercial mortgage activity within or outside the State of Connecticut. As a matter of current policy, the Bank restricts its mortgage activities to properties located within the State of
Connecticut.    The  Bank  has  placed  its  primary   emphasis   on
residential  mortgage  lending directly  to  individual  applicants,
utilizing  its branch office network and mortgage originators.   The
Bank also solicits applications from builders and developers, but these loans are generally limited to nonspeculative projects.
 During 1996, the Bank originated 574 residential mortgage loans for $63.0 million as compared to 1995 when it originated 447 loans totaling $49.1 million. The mortgage loans originated during 1996 consisted of 155 refinances, 78 of which were previously with other
institutions  and  419  purchases/new  construction.    The   latter
amounted to 73% of the Bank's overall residential mortgage volume.
  The Bank currently originates adjustable rate first mortgage loans
(ARMs) secured by residential properties which it retains for its own portfolio as whole loans or as mortgage-backed securities. These loans adjust annually (1-year ARM). Adjustable rate mortgages carry a lifetime cap on aggregate adjustments of 6% and an annual cap of 2%.
  In addition to the adjustable rate mortgage product, the Bank offers a variety of fixed-rate residential mortgage products. The majority of these loans are underwritten for, and are available to be sold in, the secondary market, to either Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). These loans have a maximum dollar amount of $214,600.
  The Bank also offers "Jumbo" mortgages, which individually  are in excess of $214,600. These mortgages are currently capped at $350,000 if originated for retention in the Bank's own portfolio.
These   mortgages  are  underwritten  in  conformity   with   the
requirements of a "private investor" secondary market.  The  Bank is able to sell its jumbo mortgages in the "private investor" market and may originate 15 and 30-year fixed rate mortgages up to $650,000, if it chooses, for sale.
  The  Bank generally lends up to 80% of the appraised  value  of owner  occupied residential property, and up to 70% of  non-owner
occupied   residential  property.   Residential   borrowers   are
required to obtain private mortgage insurance covering the loan balance in excess of 80% of appraised value. All conventional
first   mortgages  include  "due-on-sale"  clauses,   which   are
provisions giving the lender the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property which secures the loan. "Due-on-sale" clauses contained in residential real estate mortgages have been ruled enforceable in the State of Connecticut by the Connecticut Supreme Court, the state's highest court. The United States Congress, in the Garn Act, also has upheld the enforceability of such clauses.
  The  Bank  both  purchases  and sells  mortgage  loans  without
recourse.   As  of December 31, 1996, the Bank's  loan  portfolio
included approximately $2.8 million of mortgage loans purchased from other lenders, the majority of which are secured by property located within the State of Connecticut. At December 31, 1995, the Company had a commitment to sell $25 million of 1-4 family residential loans to FHLMC. Of the $25 million commitment, $16.0 million was at the option of the Company. The Bank filled $14.8 million of the commitment. The remaining commitment of $10.2 million was forgiven by FHLMC. In December 1996, the Company entered into a new commitment with FHLMC to sell $25 million of 1-
4 family residential loans to FHLMC by December 31, 1997. Of the $25 million commitment, $20.5 million is at the option of the Company. The Bank intends to fill this commitment from new fixed rate loan originations in 1997.
  The Bank offers a full range of other mortgage products including financing for vacation and multi-family homes. Most of the Bank's mortgage programs require that the Bank collect an origination fee. This fee is generally calculated at 2% of the mortgage amount.
 For the foreseeable future, the Bank expects to continue to be a major provider of residential mortgages in its primary lending area.


Commercial Loans

 The Bank also engages in commercial lending activities.

                                              December 31, 1996
(Dollars  in  thousands)            Amount          % of             % of
                                              Commercial Loans    Total Loans
Permanent commercial mortgages      $142,738          72.5%          29.9%
Commercial business loans             47,422          24.0            9.9
Construction mortgages                 6,823           3.5            1.4
                                    $196,983         100.0%          41.2%

  As of December 31, 1996 and 1995, the total commercial loan portfolio represented $197.0 million or 28.8% and $162.2 million or 24.0%, of total assets, respectively. The majority of the Bank's commercial business loan portfolio consists of loans which adjust periodically to a margin over a contractual index and therefore are rate sensitive.
  For selected categories of loans outstanding, the following table shows the maturities and sensitivities of loans to changes in interest rates.

                                               December 31, 1996
                                                    Maturing
                                  -------------------------------------------
                                            After One
                                   Within   But Within  After Five
(Dollars in thousands)            One Year  Five Years     Years        Total
Permanent commercial mortgages     $7,771     $40,578     $94,389    $142,738
Commercial business loans          22,622      20,030       4,770      47,422
Construction mortgages              5,698       1,111          14       6,823
                                  $36,091     $61,719     $99,173    $196,983


                                           December 31, 1996
(Dollars in thousands)                   Maturing After One Year
Predetermined interest rate
 Permanent commercial mortgages                  $16,338
 Commercial business loans                         5,709
 Construction mortgages                              110
Adjustable interest rate
 Permanent commercial mortgages                  118,629
 Commercial business loans                        19,091
 Construction mortgages                            1,015
                                                $160,892

  The Bank currently has full commercial lending powers, subject only to applicable restrictions of Connecticut law on loans to any one borrower. In addition, as a matter of policy, the Bank generally limits its total extension of debt to one borrower to a maximum of $3.5 million. In determining a borrower's debt limitation, the Bank includes all direct debt, contingent liabilities (guarantees and endorsements) and debt to related entities. The Bank continually reviews its loan policies and procedures in order to minimize its exposure to one obligor. These reviews are based on a number of factors and from time-to-time the internal limit to any one obligor may change. In March 1993, federal regulations restricting the loan-to-value ratios at which banks may lend became effective. These regulations were developed pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and set the following limits on loan-to-value ratios for various commercial properties: Raw Land
- 65%; Real Estate Development - 75% and Non-residential Construction - 80%. Commercial loans collateralized by real estate are presently underwritten with a loan-to-value ratio of no greater than 75%; however, under certain conditions the loan-to-value ratio may equal 80% which is within the supervisory limits established in FDICIA. In the case of undeveloped land, the loan-to-value ratio is 60%.
  Beginning  in  1989, the commercial loan portfolio  experienced significant loan quality problems, resulting in write-offs, transfers to nonperforming asset categories and restructured and renegotiated loans, which have had a negative impact on the Bank's profitability. Management constantly reviews its underwriting procedures and philosophy with regard to desirable business, with the focus on loan quality and broadening interest rate spreads to enhance profitability.
  Concentration of risk continues to be a major concern of management. The Bank is located in eastern Connecticut and the largest portion of the Bank's portfolio continues to be derived from this market. There are both real and perceived risks associated with the region's job market. The State of Connecticut continues to be dependent on defense-related businesses; principally, Pratt & Whitney, Sikorsky and, in the Bank's principal market area, Electric Boat, where total employment is forecasted to dip to 7,000 by 1997.
  However, the economy of southeastern Connecticut continues to focus on tourism and other leisure-time activities, including the Mashantucket Pequot's Tribal Nation which owns Foxwoods Resort Casino and the Mohegan Tribe of Indians of Connecticut which operates the Mohegan Sun Resort Casino. Total employment at both casinos is projected to exceed 14,000 in 1997.
   Construction loans involve uncertainties inherent to the estimation of construction costs, delays arising from labor problems, material shortages and other contingencies which make it difficult to evaluate accurately the total funds required to complete a project and, consequently, the requisite loan-to-value ratios. These risks are in addition to normal credit risks related to other real estate loans.

Consumer Loans

  The Bank's consumer loans include second mortgages, home equity lines of credit, home improvement loans, automobile loans, boat loans, recreational vehicle (RV) loans, education loans, personal loans, cash reserve loans and land loans. The Bank originates for its own portfolio both fixed rate second mortgage loans and lines of credit secured by the equity in the borrower's primary residence. Due to a decline in value of single-family residences, the Bank periodically reinspects property to determine current valuation. The Bank presently underwrites its home equity credit lines at a loan-to-value no greater than 80%, including any existing first mortgage. Additionally, the Bank is offering a line of credit to customers who are currently closing residential first mortgages with the Bank. Under this program, the combined first and second mortgages may reach a loan-to-value ratio of 80% maximum.
  The Bank also is authorized to make educational loans under the Connecticut Guaranteed Student Loan Program. The interest on loans in this program is partially subsidized and fully guaranteed by the federal government.
  Connecticut savings banks may invest, without restriction as to a percentage of assets, in lines of credit, overdraft loans and credit card loans. With the acquisition of The Bank of
Southeastern Connecticut on January 2, 1996, the Bank acquired outstanding credit card loans. The balance of credit card loans at December 31, 1996 is $120,000.
  Total consumer loans increased $7.2 million or 10.0% from the end of 1995 to the end of 1996. The increase was primarily in the second mortgages and home equity lines of credit, which were $3.7 million (6.7%) higher at the end of 1996 than at the end of 1995. Automobile loans increased $2.7 million (70.8%) during 1996. Other categories of consumer loans reflected minor and offsetting increases and decreases.

Nonperforming Assets

 The Bank's policy is to cease accrual of interest on loans which are 90 days or more past due and to reverse any interest earned but not paid. Additionally management may designate as nonaccrual, loans which are currently performing based on knowledge it has obtained relative to specific circumstances that may result in the borrower being unable to pay interest or otherwise perform in accordance with contractual obligations. At December 31, 1996, there were no management designated nonaccrual loans.
  The Bank has made certain concessions on restructured loans in an attempt to maximize the ultimate collectability of these loans. These concessions may include deferring or lowering principal payments, reducing interest rates to below market rates charged for loans having similar risks, adding interest due to the principal balance and collecting interest at a reduced rate. While all of these loans are performing in accordance with the restructured terms, management has designated $537,000 as nonaccrual, as of December 31, 1996.
  In addition to the nonaccrual loans of $5.3 million, management has identified $3.7 million of potential problem loans as of December 31, 1996. These loans are currently performing in accordance with the loan terms and, therefore, are accruing interest.
  The Company's policy is to carry foreclosed properties at the lower of fair value minus estimated costs to sell or cost, net of the allowance for losses. Review and evaluation of the carrying values of foreclosed properties are performed on an ongoing basis.
   Nonperforming assets, exclusive of "loans and foreclosed properties held for sale," showed improvement year-over-year of $2.4 million. This positive trend occurred primarily as a result of charge-offs taken during 1996.

                                                          December 31,
(Dollars in thousands)                     1996    1995      1994      1993      1992
Nonperforming assets, exclusive of
 loans and foreclosed properties
 held for sale
   Nonaccrual loans                      $5,289   $8,017   $7,702   $16,021   $24,658
   Nonperforming restructured loans         537    1,096      602       769     3,470
   Foreclosed properties, before
    allowance for losses                  1,167      264    1,597     8,368    13,951
Total nonperforming assets, exclusive
 of nonperforming loans and
 foreclosed properties held for sale     $6,993   $9,377   $9,901   $25,158   $42,079
Total allowance for losses              $13,928  $13,168   $9,235   $10,660   $14,651
Nonperforming assets as a percent
 of total loans and foreclosed
 properties, exclusive of nonperforming
 loans and foreclosed properties held
 for sale                                  1.46%    2.25%    2.83%     7.02%    11.65%
Total allowance for losses to total
 nonperforming assets, exclusive of
 nonperforming loans and foreclosed
 properties held for sale                199.17%  140.43%   93.27%    42.37%    34.82%


                                                      December 31,
(Dollars in thousands)                 1996     1995     1994     1993     1992
Nonperforming assets, exclusive
 of loans and foreclosed
 properties held for sale
  Real estate
   Residential                       $1,775   $1,636   $1,587   $5,524   $7,738
   Commercial                         3,747    5,098    6,150   13,506   24,245
                                      5,522    6,734    7,737   19,030   31,983
  Commercial                          1,331    1,978    1,583    5,131    8,895
  Consumer                              140      665      581      997    1,201
                                     $6,993   $9,377   $9,901  $25,158  $42,079
Nonperforming loans and foreclosed
 properties held for sale
 Nonperforming loans                     $-   $2,208   $1,450       $-       $-
 Foreclosed properties                    -    1,919    1,811        -        -
Total nonperforming loans and
 foreclosed properties held for sale     $-   $4,127   $3,261       $-       $-


                                                          December 31,
                                                   1996                  1995
(Dollars in thousands)                               Percent of            Percent of
                                            Amount      Total      Amount     Total
Foreclosed property by type, exclusive of
 foreclosed properties held for sale
  Residential mortgage                        $299       25.6%        $-         -%
  Commercial mortgage                          701       60.1         95      36.0
  Commercial                                   155       13.3        169      64.0
  Consumer                                      12        1.0          -         -
                                            $1,167      100.0%      $264     100.0%




Asset Quality                                      Years Ended December 31,
(Dollars in thousands)                   1996      1995      1994      1993      1992
Loans outstanding at year end        $477,111  $415,241  $347,241  $335,509  $338,803
Average loans outstanding            $460,642  $393,705  $350,306  $346,448  $374,813
Allowance for loan losses, beginning
 of the year                          $13,168    $8,654    $9,689   $12,343   $19,241
Provision (recovery)                    1,400     5,500     3,370         -      (426)
Allowance - The Bank of Mystic, Inc.        -     1,839         -         -         -
Allowance - The Bank of Southeastern
 Connecticut                            2,506         -         -         -         -
Loans charged off
 Real estate - mortgage                 2,646     1,540     3,718     1,585     1,761
 Real estate - construction               134       465       282         3       719
 Commercial business                      997       838       975     1,450     4,086
 Consumer                                 357       336       188       397       692
  Total loans charged off               4,134     3,179     5,163     3,435     7,258
Recoveries on loans previously
 charged off
 Real estate - mortgage                   522       158       171       396       315
 Commercial business                      333       145       533       234        62
 Consumer                                 133        51        54       151       409
  Total recoveries                        988       354       758       781       786
  Net loans charged off                 3,146     2,825     4,405     2,654     6,472
Allowance for loan losses, end
 of year                              $13,928   $13,168    $8,654    $9,689   $12,343
Net loans charged off as a
 percentage of average loans
 outstanding                             0.68%     0.72%     1.26%     0.77%     1.73%
Allowance as a percentage of
 loans outstanding at year end           2.92%     3.17%     2.49%     2.89%     3.64%

 Management's judgment as to the amount of the provisions for losses on loans and foreclosed properties takes into account a variety of factors, including (a) the experience of management and the Bank, (b)
management's  analysis  of  individual  loans  and  the  overall   risk
characteristics  of  the  loan  portfolio,  (c)  the  results  of   the
statutorily mandated examination of the loan portfolio by regulatory agencies, independent reviews and evaluations of loans by the Loan Committee of the Bank's Board of Directors and the independent auditors' annual audit and (d) current economic conditions.
  In allocating the allowance for loan losses, amounts allocated to the individual categories of loans include (1) allowances for specific impaired loans, (2) an allocation of remaining allowance amounts based on the experience of management and the Bank, (3) the overall risk characteristics of the individual loan category and (4) the current economic conditions that could affect the individual loan categories.

                                                        December 31,
                             1996            1995           1994            1993             1992
                     Allowance        Allowance       Allowance       Allowance        Allowance
                      for Loan   % of  for Loan  % of  for Loan  % of  for Loan   % of  for Loan  % of
(Dollars in thousands) Losses   Total   Losses  Total   Losses  Total   Losses   Total   Losses  Total
Real estate -
  mortgage             $9,314   66.9%   $8,854   67.2%  $5,389   62.3%  $6,037   62.3%   $5,474   44.3%
Real estate -
  construction            747    5.4       657    5.0      575    6.6      700    7.2     1,055    8.6
Commercial business     2,207   15.8     2,089   15.9    1,625   18.8    1,868   19.3     5,294   42.9
Consumer                1,660   11.9     1,568   11.9    1,065   12.3    1,084   11.2       520    4.2
                      $13,928  100.0%  $13,168  100.0%  $8,654  100.0%  $9,689  100.0%  $12,343  100.0%


Investment Activities

 Connecticut law has provided savings banks chartered in the State of Connecticut authority to make a wide range of investments deemed to be prudent by their boards of directors. Subject to various restrictions, they traditionally have been able to own commercial paper, bonds of government agencies, including states and municipalities, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes and interests in real estate located in or outside of Connecticut without limitations as to use.
  However, beginning on December 31, 1991, FDICIA has limited the ability of state-chartered banks to invest in "equity securities." "Equity securities" for this purpose include standard equity
interests  and  also  most  interests  in  real  estate.    FDICIA
generally permits state-chartered banks to invest in equity securities only to the same extent as national banks. With the limited exception of certain convertible securities, national banks may not invest in equity securities. Nonetheless, FDICIA permits certain insured state banks to obtain an exception to the equity investment rules that permits banks to invest in marketable common or preferred stocks listed on a national securities exchange or share of registered investment companies in an amount equal to up to 100% of the Bank's Tier 1 capital. The Bank has been granted this exception. As of December 31, 1996, the marketable equity securities portfolio was $6,203,000.
  Because of FDICIA's equity investment restrictions, one of the Company's subsidiaries must divest a real estate property interest of $504,000 by December of 1998. In accordance with FDICIA, the Bank has filed a Divestiture Plan with the FDIC stating that its subsidiary will sell this remaining interest as quickly as prudently possible, and in any event before December 19, 1998.
 Due to a continuing shift in the Bank's mix of liabilities toward rate sensitive deposit instruments, it has been the Bank's practice to utilize a variety of investment vehicles to achieve a better match with deposit maturities. In addition to providing for liquidity requirements, the Bank maintains investment portfolios to employ funds not currently required for its various lending activities. Having a portion of assets in short-term securities has proved beneficial to the Bank during periods of rapidly rising interest rates. During such periods, as short-term securities mature, the proceeds can be reinvested in securities at market rates. In a declining rate environment, loans are likely to have higher yields than debt securities. Nonetheless, management considers it appropriate to utilize its investment portfolio to ameliorate the effects on the Bank of future rate volatility in the financial markets.

 A summary of investment and mortgage-backed securities classified as available for sale and held to maturity at December 31, 1996, 1995 and 1994, are as follows:

                                         1996                1995               1994
                                 Amortized   Market  Amortized  Market  Amortized   Market
(Dollars in thousands)              Cost      Value     Cost     Value     Cost      Value
Available for sale
U.S. Government and agency
  obligations                      $1,494    $1,490   $13,976   $14,055   $14,809   $14,311
 Corporate securities               2,018     2,013         -         -         -         -
 Foreign governments                  850       850       750       750       750       750
 Marketable equity securities       5,574     6,203       208       477       208       284
 Mortgage-backed securities       100,844   101,025    93,456    93,921    81,283    77,587
    Total available for sale     $110,780  $111,581  $108,390  $109,203   $97,050   $92,932

Held to maturity
 U.S. Government and agency
  obligations                     $20,945   $20,941   $95,281   $95,287  $114,694  $114,480
 Money market instruments          31,769    31,765    15,691    15,701         -         -
    Total held to maturity        $52,714   $52,706  $110,972  $110,988  $114,694  $114,480

      Total investments          $163,494  $164,287  $219,362  $220,191  $211,744  $207,412




Deposits and Other Sources of Funds

  The Bank seeks to attract money market and demand deposit accounts as well as certificates of deposit from both personal and business sources. Individual Retirement Accounts and passbook savings are also primary sources of funds. The shortest term certificate of deposit now offered is 91 days while the longest maturity is 8 years.
   In June 1993, FDICIA's Truth-in-Savings provisions became effective. These provisions significantly increased the federally mandated disclosures that all banks must provide with respect to deposit accounts and also restricted banks' flexibility regarding how interest may be calculated. The additional costs of compliance with the Truth-in-Savings requirements were not material.

Competition

 The Company's market area is highly competitive with a wide range of financial institutions including commercial banks, both mutual and stock owned savings banks, savings and loan associations and credit unions. In addition to traditional banking institutions, the Bank also competes with insurance and finance companies, investment companies and brokers for the same funds. The Bank's market area has become more competitive in recent years as multibranch regional institutions have resulted from recent mergers and acquisitions, new products and rate structures have been introduced and customers of financial institutions have become more sophisticated.
  Under Connecticut banking laws, mergers or acquisitions of Connecticut banks and bank holding companies with banks and holding companies of another state are permissible provided that the other state's interstate banking law is no more restrictive than Connecticut's. Connecticut banking laws also allow out-of-state bank holding companies to establish a financial institution in Connecticut subject to the same conditions. As of September 1995, federal interstate banking legislation extended this interstate bank holding company acquisition authority nationwide.
  From time-to-time, competing financial institutions set rates higher than market rates to attract or retain deposits, a fact which may cause upward pressure on the Bank's rate structure or a loss of deposits.

Employees

  As of December 31, 1996, the Company and the Bank had 234 full-time equivalent employees, including 49 officers. Management considers the Bank's relations with its employees to be good. The Bank's employees are not represented by any collective bargaining group.

Regulation and Supervision

  As a Connecticut-chartered capital stock savings bank, the deposits of which are insured by the Federal Deposit Insurance
Corporation (the FDIC), the Bank is subject to extensive regulation and supervision by both the Connecticut Banking Commissioner and the FDIC. The Company also is subject to certain regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and the Connecticut Banking Commissioner. This governmental regulation is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not stockholders.

Connecticut Regulation

   The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, for the establishment of branch offices and business combination transactions. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. Many of the areas regulated by the Connecticut Banking Commissioner are subject to similar regulation by the FDIC.
  Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of the Bank's capital, surplus, undivided profits and loss reserves.
  The Bank is prohibited by Connecticut banking law from paying dividends except from its net profits, which are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Connecticut Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. These dividend limitations can affect the amount of dividends payable to stockholders of the Company because dividends received by the Company from the Bank are the primary source of funds for the Company. Under resolutions adopted by the Board of Directors of the Bank on October 23, 1991, no dividend will be declared or paid by the Bank which, in the judgment of the Board, would reduce the Bank's leverage capital ratio below 8%, or any higher level which the Board considers appropriate in light of the prevailing economic circumstances. These resolutions will remain in effect until amended or revoked by subsequent action of the Board.
  Under Connecticut banking law, no person may acquire the beneficial ownership of more than 10% of any class of voting securities of a bank chartered by the State of Connecticut or having its principal office in Connecticut or a bank holding company thereof, or after obtaining 10%, increase said holdings to 25% or more, without the prior notification of and lack of disapproval by the Connecticut Banking Commissioner.
 Any state-chartered bank meeting statutory requirements may, with the approval of the Connecticut Banking Commissioner, establish and operate branches in any town or towns within the state.
  The Connecticut Interstate Banking Act permits Connecticut banks to engage in stock acquisitions of, and mergers with, depository institutions in other states with reciprocal legislation. All of the other New England states, and a majority of the other states, have enacted reciprocal legislation. Federal interstate banking legislation extended this interstate bank holding company acquisition authority nationwide as of September 1995. Several interstate mergers and acquisitions involving Connecticut bank holding companies or banks with offices in the Bank's service area and bank holding companies or banks headquartered in other states have been completed. Under recent federal and state legislation, interstate banking and branching authority will be expanded and facilitated. Such legislation may lead to increased interstate banking activity in Connecticut and elsewhere.

FDIC Regulation

  The Bank's deposit accounts are insured by the Bank Insurance Fund of the FDIC, generally, to a maximum of $100,000 for each insured depositor. As with all state-chartered FDIC-insured banks, the Bank is subject to extensive supervision and examination by the FDIC and also is subject to FDIC regulations regarding many aspects of its business, including types of deposit instruments offered and permissible methods for acquisition of funds.
  Pursuant to FDICIA, in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Initially under the new system, beginning January 1, 1993, insurance premiums for all banks varied between .23% and .31% of total deposits, depending upon the capital level and supervisory rating of the institution. On May 31, 1995, when the desired Bank Insurance Fund (BIF) reserve ratio of 1.25% was achieved by the FDIC, a new risk-based assessment rate schedule of .04% to .31% of total deposits was established commencing on June 1, 1995. As a result of this new schedule, during the third quarter of 1995, the Company benefited from a reduction in the Bank's deposit insurance premium as well as from a refund for deposit insurance premiums paid in previous quarters. The FDIC evaluates the adequacy of its assessment schedule and may adjust the schedule every six months as the FDIC deems necessary to maintain the BIF reserve ratio at the designated level. Effective January 1, 1996, the schedule was further revised resulting in assessment rates ranging from .000% to .270% of total deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. The lower FDIC assessment rates continued throughout 1996.
 As a result of the Deposit Insurance Act of 1996, a new Financing Corporation (FICO) Payment Computation was established. Beginning January 1, 1997, and for the three following years, BIF-assessable deposits will be charged 20% of the rate imposed on SAIF-assessable deposits. The FICO BIF annual rate for 1997 is .013%.
  FDIC risk-based capital requirements became fully effective at the end of 1992. Under these requirements, all FDIC-insured banks are required to maintain minimum levels of "capital" based upon an institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of both Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists of the allowance for loan losses (subject to certain limitations), certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. All FDIC-insured banks are required to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets of 4% and 8%, respectively. At December 31, 1996, the Bank's Tier 1 and total risk-based capital ratios were 13.51% and 14.78%, respectively, compared to 16.17% and 17.45% in 1995. Management believes that the Bank will remain in full compliance with applicable capital requirements.
 A leverage ratio requirement adopted by the FDIC became effective in 1991. Under this requirement, all FDIC-insured institutions are required to maintain a ratio of common equity, excluding intangible assets, to total assets of at least 3% for the most highly rated institutions and 4% to 5% for most institutions. By resolution adopted on October 23, 1991, the Board of Directors of the Bank adopted a policy that the Bank will endeavor to maintain leverage capital at or in excess of 8% of total assets. This policy will remain in effect until amended or revoked by subsequent action of the Board. As of December 31, 1996, the Bank's leverage capital ratio was 10.06%, compared to 10.38% as of December 31, 1995.
  In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. A bank is categorized as "well capitalized" if it maintains a leverage ratio of at least 5%, a total capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and is not subject to a capital order or directive. Based on its regulatory capital ratios at December 31, 1996, the Company and the Bank are well capitalized as defined in federal banking agency regulations.
  FDICIA also restricts the ability of FDIC-insured state banks, such as the Bank, to acquire and retain equity investments. Generally, state banks may hold equity securities only to the extent permitted for national banks. However, FDICIA also permits certain state banks to acquire or retain equity investments in an amount up to 100% of Tier 1 capital in either (1) common or preferred stock listed on a national securities exchange, or (2) shares of a registered investment company. The Bank has been granted this exception.
  Pursuant to FDICIA, in December 1993, the FDIC issued a final rule concerning activities of FDIC-insured state banks. Under the final rule, an insured state bank must obtain the FDIC's prior consent before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The final rule sets out application procedures for requesting FDIC's consent; provides a phase-out period for activities which are not approved by the FDIC; and sets out conditions that may be imposed at the FDIC's discretion when approving applications. The final rule has not had a material impact on the business of the Bank.
  Pursuant to FDICIA, in June 1995, the federal bank regulatory agencies issued final rules establishing standards for safety and soundness at FDIC-insured institutions and their holding companies. These rules became effective in August 1995. These standards formalize in regulation the fundamental standards used by the federal bank regulatory agencies to assess the operational and managerial qualities of an institution. The rules establish operational, managerial, asset quality and earnings standards for FDIC-insured banks and their holding companies and standards that prohibit as an unsafe and unsound practice the payment of compensation that is excessive or could lead to material financial loss to such institutions. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The Bank is in compliance with these standards.
  FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. The Bank is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

Federal Reserve System  Regulation

  Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. These regulations generally require the maintenance of reserves of 3.0% against transaction accounts of $52.0 million or less and 10.0% of the amount of such accounts in excess of such amount. These amounts and percentages are subject to adjustment by the Federal Reserve Board.
 The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the BHCA), under which the
Company registered, limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in nonbanking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has not determined which, if any, of these or other permissible nonbanking activities it might seek to engage in.
  The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements described above. As of December 31, 1996, the Company's Tier 1 and total risk-based capital ratios were 13.85% and 15.12%, respectively, and the Company's leverage capital ratio was 10.32%, compared to 16.80%, 18.07% and 10.78%, respectively, as of December 31, 1995. Management believes that the Company will remain in full compliance with applicable capital requirements.
  Under the BHCA, a bank holding company is required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company.
  As described previously, the Connecticut Interstate Banking Act and recent federal legislation specifically permits Connecticut bank holding companies and banks to acquire or be acquired by banks or bank holding companies in other states with reciprocal merger and acquisition laws. As of September 1995, federal interstate banking legislation extended this interstate bank holding company acquisition authority nationwide. Federal antitrust laws place limitations on the acquisition of banks and other businesses.
 Under the BHCA, the Company, the Bank, and any other subsidiaries are prohibited from engaging in certain reciprocal arrangements in connection with any extension of credit or provision of any property or services. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on making any investments in the stock or other securities of the Company or any of its subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.
  The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on the amount of loans it can make to the Company or its other affiliates. Such loans must be collateralized as provided by the Federal Reserve Act. The amount of such loans may not exceed (when aggregated with certain other transactions between the Bank and the Company) 10% of the capital stock and surplus of the Bank. Since the formation of the Company, there have been no loans made by the Bank to the Company.
  The Company is required under the BHCA to file annually with the Federal Reserve Board reports of operations, and it, the Bank, and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, the Company, as a bank holding company, is registered with the Connecticut Banking Commissioner under the Connecticut Bank Holding Company and Bank Acquisition Act.

Effect of Governmental Policy

   Banking is a business that depends on interest rate differentials. One of the most significant factors affecting the Company's and the Bank's earnings is the difference between (1) the interest rates paid by the Bank on its deposits and its other borrowings and (2) the interest rates received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio. The value and yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies, particularly the Federal Reserve Board, that implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted.
  The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and nonbanking financial institutions. There has been significant regulatory change in the regulation and operations of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the nonbanking activities in which bank holding companies can engage. In part as a result of these changes, banks are competing actively with other types of depository institutions and with nonbank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial services enterprises. It is not possible at this time to assess what impact these changes in the regulatory climate ultimately will have on the Bank.
 Moreover, certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may alter further the structure, regulation and competitive relationship of financial institutions, and that may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Company and/or the Bank will be affected thereby.
  Separate  legislation  was enacted in 1996  to  repeal  most  of
Section 593 of the Internal Revenue Code pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes. The impact of this legislation is immaterial to the financial position of the Bank.


Item 2 - Properties

  In  addition  to the main office of the Company and  the  Bank, located at 4 Broadway, Norwich, Connecticut, the Bank operated 16 banking  branches  located throughout  New  London,  Tolland  and
Windham counties in 1996.  The following table sets forth certain information regarding the banking offices of the Bank.
                                                                    Lease
                                           Date     Owned or      Expiration
 Office         Location                 Opened      Leased          Date

 Main Office     4 Broadway                1824      Owned      Not Applicable
                 Norwich, CT

 Norwichtown     45 Town Street            1956      Leased       9/30/2001
                 Norwich, CT

 Ledyard         Rt. 12 & King's Highway   1964      Leased       10/1/2004
                 Gales Ferry, CT

 West Main       624 W. Main St.           1972      Leased       1/31/2002
                 Norwich, CT

 Taftville       30 Norwich Avenue         1975      Leased       7/31/2000
                 Norwich, CT

 Montville       Route 32                  1976      Leased       7/31/2001
                 Uncasville, CT

 Mansfield       Route 195                 1979      Leased       6/30/1999
                 Mansfield Center, CT

 Plainfield      67 Lathrop Road           1980      Leased       5/10/2001
                 Plainfield, CT

 Mystic          Rt. 27 & Whitehall Ave.   1980      Leased       9/30/2005
                 Mystic, CT

 Mystic          12 Roosevelt Avenue       1995      Leased       2/14/1998
                 Mystic, CT

 Colchester      139 South Main St.        1981      Leased       4/30/1998
                 Colchester, CT

 Griswold        Route 138                 1989      Leased      10/31/2004
                 Griswold, CT

 Groton          218 Route 12              1989      Leased       9/30/2002
                 Groton, CT                          (land)

 Waterford       119 Boston Post Rd.       1995      Leased       3/31/2005
                 Waterford, CT

 New London      15 Masonic St.            1996      Leased      11/01/2000
                 New London, CT

 Waterford       716 Broad St. Ext.        1996       Owned     Not Applicable
                 Waterford, CT

 Flanders        125 Boston Post Rd.       1996      Leased      11/30/2003
                 East Lyme, CT



Item 3 - Legal Proceedings

  There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation in the normal course of business. After consultation with legal counsel, it is the opinion of management that the outcome of existing litigation will have no material adverse effect on the financial position or future operating results of the Company or the Bank.

Item 4 - Submission of Matters to a Vote of Security Holders

  During the fourth quarter of 1996, no matter was submitted to a vote of stockholders of the Company.

Executive Officers of the Registrant

 The following persons are the executive officers of the Company:

    Daniel R. Dennis, Jr., age 52, has been the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its incorporation in August 1988. Mr. Dennis was elected President and Chief Executive Officer of the Bank in 1985.

    Michael J. Hartl, age 55, has been the Executive Vice President, Treasurer and Chief Financial Officer and a director of the Company since its incorporation in August 1988. Mr. Hartl has been Executive Vice President, Treasurer and Chief Financial Officer of the Bank since 1985 and a director since 1986.

    Daphne P. Cannata, age 42, has served as Vice President and Corporate Secretary of the Company since its incorporation in August 1988. Ms. Cannata has been Senior Vice President - General Administration and Corporate Secretary of the Bank since March 1989, and has held various positions with the Bank since 1978.

    James R. Brown, age 61, has been Senior Vice President - Lending of the Bank since 1985.

    Richard W. Dennison, age 51, has been Senior Vice President - Systems and Operations of the Bank since 1989.

    James F. Dewey, age 55, has been Senior Vice President - Marketing and Branch Administration of the Bank since 1985.

    Lori J. Ferro, CPA, age 32, has been Vice President and Controller of the Company and the Bank since 1995. Prior to joining the Company, Ms. Ferro was a Senior Manager in the Hartford office of KPMG Peat Marwick LLP.

  Each of the above officers is elected by the Board of Directors of the Company and/or the Bank to hold office until the next annual election of officers or until his or her successor shall have been elected. There is no relationship by blood, marriage or adoption between any executive officer or director of the Company and any other executive officer or director of the Company.

PART II
Item  5  -  Market  for  Registrant's Common  Equity  and  Related
            Shareholder Matters

  Reference is made to "Common Stock Information" contained elsewhere in this report.

  Dividends are paid by the Company from its assets which are provided mainly by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.
  Connecticut capital stock savings banks, such as the Bank, may not declare cash dividends in excess of "net profits." "Net profits" are defined statutorily as "the remainder of all earnings from current operations." In addition, the total of all cash dividends declared in any calendar year may not, without the specific approval of the Connecticut Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. For additional information on dividend restrictions, see Item 1 under headings "Connecticut Regulation" and "FDIC Regulation."

Item  9  -  Changes  in  and  Disagreements  with  Accountants  on
            Accounting and Financial Disclosure

 Not Applicable

PART III
Item 10 - Directors and Executive Officers of the Registrant

  Information concerning the directors and executive officers of the Company and Section 16 reporting persons is included in the Proxy Statement under the caption "Election of Directors (Proposal
1)," and in Part I of this Report under the caption "Executive Officers of the Registrant," and is incorporated by reference herein.

Item 11 - Executive Compensation

   Information concerning the compensation paid and benefits provided to directors and executive officers of the Company is included in the Proxy Statement under the caption "Election of Directors (Proposal 1) - Compensation and Related Matters," and "Election of Directors (Proposal 1) - Employee Benefit Plan," and is incorporated by reference herein.

Item  12  -  Security Ownership of Certain Beneficial  Owners  and
             Management

  Information concerning the ownership of the Company's securities by certain beneficial owners and management is included in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" and "Election of Directors (Proposal 1)" and is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions

  Information concerning transactions between the Company and management, directors and certain beneficial owners of the Company's securities is contained in the Proxy Statement under the caption "Election of Directors (Proposal 1) - Transactions with Management and Others" and is incorporated by reference herein.

PART IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports  on
          Form 8-K

 (a)  The  following documents are filed as part of this report.

    (1)  Financial Statements:
         Norwich Financial Corp. and Subsidiary
         Independent Auditors' Report
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Stockholders'Equity Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Selected Quarterly Consolidated Financial Data

    (2)  Financial Statement Schedules:
         All Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are disclosed in the financial statements and related notes or are inapplicable and therefore have been omitted.

    (3)  Exhibits:
         Exhibit No.   Description

         3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to
                       Exhibit 3.1 to the Company's Annual Report
                       on Form 10-K for the year ended December 31,
                       1989)

         3.2 Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

         4 Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

        10.1* Amended and Restated The Norwich Savings Society 1986 Stock Option and Incentive Plan, as restated September 11, 1996

        10.2*          Amended and Restated Norwich Financial  Corp.
                       1986 Stock Option Plan for Outside Directors, as restated September 11, 1996

        10.3* Form of The Norwich Savings Society 1986 Stock Option and Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit
                       4.5 of the Company's Registration Statement on Form S-8 (No. 33-24866) filed on October 7, 1988)

        10.4* Form of The Norwich Savings Society 1986 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 (No. 33-24866) filed on October 7, 1988)

        10.5a*         Employment Agreement between the Company, the
                       Bank and the President and Chief Executive
                       Officer of the Bank and the Company, (Incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 filed on November 2, 1995)

        10.5b* Employment Agreement between the Company, the Bank and the Executive Vice President, Treasurer and
                       Chief Financial Officer of the Bank and the Company, (Incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 filed on November 2,
                       1995)

        10.5c* Employment Agreement between the Company, the Bank and the Vice President and Secretary of the Company and Senior Vice President of the Bank (Incorporated by reference to Exhibit 10.5c to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

        10.5d* Employment Agreement between the Bank and a Senior Vice President of the Bank (Incorporated by reference to Exhibit 10.5d to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

        10.5e* Employment Agreement between the Bank and a Senior Vice President of the Bank (Incorporated by reference to Exhibit 10.5e to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

        10.6 The Norwich Savings Society Thrift Plan (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
                       1995)

        10.6a          First Amendment to The Norwich Savings Society Thrift
                       Plan

        10.7* Amended and Restated Norwich Financial Corp. 1994 Stock Option and Incentive Plan, as restated September 11, 1996

        10.8* Amended and Restated Norwich Financial Corp. 1994 Stock Option Plan for Outside Directors, as restated September 11, 1996

        13             Annual Report to Security Holders

        21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 2 to the Company's registration Statement on Form S-4 (No. 33-19887) filed on January 29, 1988)

        23.1           Consent of KPMG Peat Marwick LLP

        24             Powers of Attorney

        27             Financial Data Schedule

                       *Management contract or compensatory plan or
                        arrangement required to be filed as an exhibit to this report.

A copy of any exhibit listed above will be provided by the Company to any stockholder upon the written request of such stockholder and upon the payment of a reasonable fee limited to the Company's expenses in furnishing such exhibit. Requests should be addressed to: Daphne P. Cannata, Corporate Secretary, Norwich Financial Corp., 4 Broadway, Norwich, Connecticut 06360.

 (b) No reports on Form 8-K have been filed during the fourth quarter of 1996.

 (c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.


                              Signatures

  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Norwich Financial Corp.

Date: March 18, 1997                        By /s/ Daniel R. Dennis, Jr.
                                            Daniel R. Dennis, Jr.
                                            Chairman, President and Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                        Title                       Date

/s/ Daniel R. Dennis, Jr.
Daniel R. Dennis, Jr.         Chairman, President and Chief    March 18, 1997
                              Executive Officer, and Director
                              (Principal Executive Officer)

/s/ Michael J. Hartl
Michael J. Hartl              Executive Vice President,        March 18, 1997
                              Treasurer and Chief Financial
                              Officer, and Director
                              (Principal Financial Officer
                              and Principal Accounting
                              Officer)

Paul R. Duevel*
Paul R. Duevel                Director                         March 18, 1997

Anthony P. Halsey*
Anthony P. Halsey             Director                         March 18, 1997

Jeremiah J. Lowney, Jr.*
Jeremiah J. Lowney, Jr        Director                         March 18, 1997

Robert T. Ramsdell*
Robert T. Ramsdell            Director                         March 18, 1997

Richard P. Reed*
Richard P. Reed               Director                         March 18, 1997

Martin C. Shapiro*
Martin C. Shapiro             Director                         March 18, 1997



*By /s/ Daniel R. Dennis, Jr.
Daniel R. Dennis, Jr.
Attorney-in-fact

Directors                                Officers of Subsidiary
*Norwich Financial Corp.                 The Norwich Savings Society

Daniel R. Dennis, Jr.                    Daniel R. Dennis, Jr.
Chairman, President and                  Chairman, President and
Chief Executive Officer,                 Chief Executive Officer
The Norwich Savings Society
                                         Michael J. Hartl
Paul R. Duevel                           Executive Vice President,
Retired Senior Vice President            Treasurer and
for Corporate Affairs                    Chief Financial Officer
Backus Corporation
                                         James R. Brown
Anthony P. Halsey                        Senior Vice President,
Past Chairman                            Lending
The Bank of Mystic, Inc.
                                         Daphne P. Cannata
Michael J. Hartl                         Senior Vice President,
Executive Vice President,                General Administration
Treasurer and Chief Financial            and Corporate Secretary
Officer, The Norwich Savings
Society                                  Richard W. Dennison
                                         Senior Vice President,
Jeremiah J. Lowney, Jr.                  Systems and Operations
Orthodontist
                                         James F. Dewey
Robert T. Ramsdell                       Senior Vice President,
Chairman, President and                  Marketing and Branch
Chief Executive Officer,                 Administration
New London County Mutual
Insurance Company                        Richard R. Cascio
                                         Vice President,
Richard P. Reed                          Credit Administration
President, Radio Station
WICH, Inc. and Executive                 Lori J. Ferro, CPA
Vice President, Hall                     Vice President and
Communications, Inc.                     Controller

Martin C. Shapiro                        Carolyn L. Fisher
Retired President, M.S. Chambers         Vice President,
& Son, Inc.                              Commercial Loan Officer

                                         Anthony A. Joyce, III
                                         Vice President,
                                         Commercial Loan Officer

                                         Catherine L. Sarni
                                         Vice President
                                         Human Resources

                                         William J. Terwilliger
                                         Vice President
                                         Commercial Lending

                                         Mark A. Turner
                                         Vice President,
                                         Commercial Loan Officer

                                         Janet M. West, CPA
                                         Vice President
                                         Auditor

                                         Mary Jo Wlodecki
                                         Vice President,
                                         Mortgage and Consumer
                                         Lending and Loan
                                         Operations

                                         Richard A. Woerle
                                         Vice President,
                                         Investments


* In addition to the above, the following individuals served as directors of The Norwich Savings Society until their retirement on December 31, 1996:

Joseph H. Brustolon
President, Brustolon
Buick-Pontiac, Inc.

Walter L. McGill
Retired President and
Treasurer,
Anderson Supply Company, Inc.



                               Office Locations
                         The Norwich Savings Society

Main Office                                     Plainfield Office
4 Broadway                                      67 Lathrop Road
Norwich, CT 06360                               Plainfield, CT 06374
(860) 889-2621                                  (860) 564-2753

Norwichtown Office                              Mystic Office
45 Town Street                                  Route 27 & Whitehall Avenue
Norwich, CT 06360                               Mystic, CT 06355
(860) 886-2888                                  (860) 572-0547

Ledyard Office                                  Colchester Office
Rt. 12 & Kings Highway                          139 South Main Street
Gales Ferry, CT 06335                           Colchester, CT 06415
(860) 464-2247                                  (860) 537-3476

West Main Street                                Griswold Office
624 W. Main Street                              Route 138
Norwich, CT 06360                               Griswold, CT 06351
(860) 889-4711                                  (860) 376-2541

Taftville Office                                Groton Office
30 Norwich Avenue                               218 Route 12
Norwich, CT 06360                               Groton, CT 06340
(860) 889-1788                                  (860) 445-4353

Montville Office                                New London Office
Route 32                                        15 Masonic Street
Uncasville, CT 06382                            New London, CT 06320
(860) 848-1132                                  (860) 447-7944

Mansfield Office                                Mystic Packer Office
Route 195                                       12 Roosevelt Avenue
Mansfield Center, CT 06250                      Mystic, CT 06355
(860) 456-2207                                  (860) 572-8981

Waterford Office                                Waterford Broad Street Office
119 Boston Post Road                            716 Broad Street Ext.
Waterford, CT 06385                             Waterford, CT 06385
(860) 444-2011                                  (860) 447-1401

                           Flanders Office
                           125 Boston Post Road
                           East Lyme, CT 06333
                           (860) 739-3035