Form 10-Q
period 1997-03-31
NORWICH FINANCIAL CORP
filed 1997-05-14
CIK 828808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter and three months ended March 31, 1997, or

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

Yes [X]             No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock was 5,401,041 shares of common stock, par value $.01, outstanding as of April 30, 1997.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                           FORM 10-Q

               THREE MONTHS ENDED MARCH 31, 1997

                       TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Listed below are the financial statements filed as a part of this quarterly report.


  Item 1 - Financial Statements

      Consolidated Balance Sheets                            3
      Consolidated Statements of Income                      4
      Consolidated Statements of Cash Flow                   5
      Notes to Consolidated Financial Statements             6

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9

      Exhibit A - Consolidated Financial Results            15

      Exhibit B - Consolidated Nonperforming Assets
                  Summary                                   16

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                17

  Item 2 - Changes in Securities                            17

  Item 3 - Defaults Upon Senior Securities                  17

  Item 4 - Submission of Matters to a Vote of
           Securities Holders                               17

  Item 5 - Other Information                                17

  Item 6 - Exhibits and Reports on Form 8-K                 17

SIGNATURES                                                  18

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                  Consolidated Balance Sheets


(In thousands,                           March 31,           December 31,
except share data)                  1997          1996           1996
ASSETS
 Cash and due from banks           $ 21,067     $ 16,966       $ 19,419

 Investments
  Federal funds sold                  4,000       10,400          3,700
  Money market instruments,
   held to maturity (market
   value of $60,237 and
   $15,863 at March 31, 1997
   and 1996 and $31,765 at
   December 31, 1996)                60,277       15,866         31,769
  Mortgage-backed securities,
   available for sale
   (amortized cost of $89,203
   and $88,907 at March 31,
   1997 and 1996 and $100,844
   at December 31, 1996)             88,984       88,387        101,025
  Investment securities
   Held to maturity (market
     value of $86,345 at
     March 31, 1996 and $20,941
     at December 31, 1996)                0       86,358         20,945
   Available for sale
     (amortized cost of $15,473
     and $20,058 at March 31,
     1997 and 1996 and $9,936
     at December 31, 1996)           16,009       20,354         10,556
  Federal Home Loan Bank
   stock, at cost                     3,715        3,715          3,715
                                    -------      -------        -------
Total Investments                   172,985      225,080        171,710

 Loans
  Mortgage                          358,281      330,115        350,781
  Other                             130,441      118,537        126,330
                                    -------      -------        -------
     Total loans                    488,722      448,652        477,111
   Less: allowance for
       loan losses                  (14,039)     (15,579)       (13,928)
                                    -------      -------        -------
     Net loans                      474,683      433,073        463,183

 Loans and foreclosed
  properties held for sale              250        5,610            172
 Premises and equipment,
  at cost less accumulated
  depreciation                        6,078        6,493          6,216
 Accrued income receivable            3,643        3,894          3,474
 Foreclosed properties                1,529          715          1,167
 Deferred tax asset, net              5,555        5,251          5,356
 Other assets                        15,444       14,546         12,602
                                   --------     --------       --------
     Total assets                  $701,234     $711,628       $683,299
                                   ========     ========       ========
LIABILITIES
 Total deposits                    $603,982     $610,754       $585,080
 Mortgagors' escrow accounts          2,055        1,811          3,654
 FHLB advances                       11,908       18,357         11,928
 Other liabilities                    6,240        5,453          6,139
                                    -------     --------       --------
     Total liabilities             $624,185     $636,375       $606,801
                                   --------     --------       --------
STOCKHOLDERS' EQUITY
 Common stock                            60           60             60
 Additional paid in capital          58,710       58,805         58,708
 Retained income                     24,698       20,467         23,869
 Less: Treasury stock, at
  cost (553,840 and 349,729
  shares at March 31, 1997 and
  1996 and 554,240 shares at
  December 31, 1996)                 (6,606)      (3,948)        (6,611)
 Unrealized gain (loss) on
  securities available for
  sale, net of tax effect               187         (131)           472
                                    -------      -------        -------
     Total stockholders'equity       77,049       75,253         76,498
                                    -------      -------        -------
     Total liabilities and
       stockholders' equity        $701,234     $711,628       $683,299
                                   ========     ========       ========
BOOK VALUE PER SHARE               $  14.27     $  13.43       $  14.17
                                   ========     ========       ========

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

               Consolidated Statements of Income
                                                       Three Months Ended
                                                             March 31,
(In thousands, except share data)                        1997        1996
INTEREST AND DIVIDEND INCOME
 Mortgage loans                                        $ 7,554    $ 7,023
 Other loans                                             2,896      2,679
 Federal funds sold                                         60         94
 Money market instruments                                  571        283
 U.S. Government and agency obligations                     59      1,394
 Mortgage-backed securities                              1,518      1,417
 Other bonds                                               119         15
 Corporate stocks                                           81         63
                                                        ------     ------
   Total interest income                                12,858     12,968

INTEREST EXPENSE
 Deposits                                                5,534      6,303
 FHLB advances                                             188        256
                                                         -----      -----
   Total interest expense                                5,722      6,559
                                                         -----      -----
NET INTEREST INCOME                                      7,136      6,409
LOAN LOSS PROVISION                                        200        200
                                                         -----      -----
NET INTEREST INCOME AFTER LOAN LOSS PROVISION            6,936      6,209
                                                         -----      -----
NONINTEREST INCOME
 Mortgage servicing fees                                   164        168
 Other service fee income                                  692        664
 Net securities gains                                       31          3
 Gains (losses) on loans sold or held for sale              24         (2)
 Other                                                     (15)        31
                                                           ---        ---
   Total noninterest income                                896        864

NONINTEREST EXPENSE
 Salaries and employee benefits                          2,268      2,368
 Furniture and equipment                                   292        297
 Net occupancy                                             580        626
 Data processing                                           194        174
 Advertising and promotion                                 114        158
 FDIC/State assessments                                     18          5
 Amortization of intangibles                               145        162
 Provision for losses on foreclosed properties               4          0
 Other nonperforming asset expenses (income)                65         (8)
 Other operating expenses                                  718        792
                                                         -----      -----
   Total noninterest expense                             4,398      4,574
                                                         -----      -----
INCOME BEFORE INCOME TAXES                               3,434      2,499
INCOME TAX PROVISION                                     1,417      1,091
                                                        ------     ------
 NET INCOME                                             $2,017     $1,408
                                                        ======     ======
 NET INCOME PER SHARE
   PRIMARY                                              $ 0.36     $ 0.25
   FULLY DILUTED                                        $ 0.36     $ 0.24

                NORWICH FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Cash Flow

                                                    Three Months Ended
                                                         March 31,
(Dollars in thousands)                               1997         1996
Cash flows from operating activities:
 Net income                                       $ 2,017       $ 1,408
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Loan loss provision                              200           200
     Provision for losses on foreclosed
      properties                                        4             0
     Depreciation, amortization and
      accretion                                      (363)         (824)
     Amortization of intangible                       145           162
     Net gain on sales of securities                  (31)           (3)
     (Gain) loss on loans sold                        (24)            2
     Loans originated for sale                     (5,410)       (8,658)
     Proceeds from loans sold                       5,356         7,580
     Gain on nonperforming loans
      and foreclosed properties
      held for sale                                     0          (161)
     Gain on foreclosed properties                    (25)          (14)
  Change in assets and liabilities net
   of effects from the acquisition
   of branch offices and the purchase
   of Seconn Holding Company
     Change in accrued income receivable             (163)         (135)
     Change in all other liabilities                   43        (1,427)
     Change in all other assets                       140          (269)
                                                    -----         -----
      Net cash provided (used) by
       operating activities                         1,889        (2,139)
                                                    -----         -----
Cash flows from investing activities:
 Cash acquired net of cash paid
  for purchase of Seconn Holding Company                0        10,387
 Mortgage-backed securities
  available for sale
   Purchases                                            0             0
   Proceeds from sales                              8,362             0
   Maturities and repayments                        3,268         4,520
 Other investment securities
  available for sale
   Purchases                                       (9,006)       (5,613)
   Proceeds from sales                              3,488             0
   Maturities and repayments                            0         1,500
 Other investment securities
  held to maturity
   Purchases                                      (58,938)      (42,286)
   Maturities and repayments                       52,000        52,120
 Net advances on loans                            (11,670)       (2,281)
 Acquisition of loans and other assets             (4,227)            0
 Proceeds from sales of foreclosed
  properties                                          717           330
 Proceeds from sales of loans and
  foreclosed properties held for sale                   0           665
 Capital expenditures, net                            (95)         (314)
                                                      ---           ---
   Net cash (used) provided by
     investing activities                         (16,101)       19,028
                                                   ------        ------
Cash flows from financing activities:
 Net decrease in savings,
  demand and other deposit accounts                (4,039)       (3,827)
 Net (decrease) increase in time
  deposits                                         (2,488)        2,529
 Assumption of deposits and liabilities
  of acquired branches                             25,487             0
 Net decrease in mortgagors'
  escrow accounts                                  (1,599)       (1,425)
 Proceeds from FHLB advances                        1,684         3,644
 Repayment of FHLB advances                        (1,704)       (7,687)
 Proceeds from exercise of stock options                7           778
 Purchase of treasury stock                             0          (874)
 Cash dividends paid                               (1,188)       (1,411)
                                                    -----         -----
     Net cash provided (used) by
      financing activities                         16,160        (8,273)
                                                   ------         -----
     Net increase in cash and cash
      equivalents                                   1,948         8,616
  Cash and cash equivalents at
   beginning of period                             23,119        18,750
                                                   ------        ------
  Cash and cash equivalents at
   end of period                                  $25,067       $27,366
                                                  =======       =======
Supplemental disclosures
 Interest                                         $ 5,674       $ 6,576
 Income Taxes                                          13         1,218

Supplemental information on noncash
  transactions
 Transfer to foreclosed properties                  1,058            68
 Loans to facilitate the sale of
  foreclosed properties                           $   146        $  401

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

      NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                         March 31, 1997

I.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Norwich Financial Corp., (NFC or the Company), without an audit except for the December 31, 1996 balance sheet, which was derived from the Annual Report on Form 10-K, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although NFC believes the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, of a normal, recurring nature and necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in NFC's Annual Report on Form 10-K for the year ended December 31, 1996 and with the supplementary schedules presented as Exhibits A and B on pages 15 and 16. NFC's consolidated financial statements contained herein have been prepared in accordance with the accounting policies described in Note 2 to the December 31, 1996 financial statements included in NFC's 1996 Annual Report on Form 10-K.

II.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average common shares and common stock equivalents, if dilutive, outstanding during the year. Weighted average common shares outstanding used to calculate primary earnings per share were 5,605,010 and 5,621,019 for the three months ended March 31, 1997 and 1996, respectively. Weighted average common shares outstanding used to calculate fully diluted earnings per share were 5,605,010 and 5,753,581 for the three months ended March 31, 1997 and 1996, respectively.


III.  Capital Ratios

                                        Regulatory Requirements
                                         to be Considered Well
March 31, 1997               Actual            Capitalized
   Risk-based
     Tier 1                12.79%               6.00%
     Total                 14.06               10.00
     Leverage              10.18%               5.00%

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                         March 31, 1997

IV.  Realized and Unrealized Gains and Losses on Investment
Securities

Unrealized gains and losses as of March 31, 1997 and March 31, 1996 were as follows:

                                         March 31, 1997
                             Unrealized     Unrealized   Net Unrealized
(in thousands)                  Gains         Losses     Gains (losses)
Available for sale
 Mortgage backed securities      $643         $862         $(219)
 All other securities             698          162           536
Held to maturity
 All other securities            $  0         $ 40         $ (40)

                                         March 31, 1996
                              Unrealized   Unrealized   Net Unrealized
                                 Gains       Losses     Gains (losses)
Available for sale
 Mortgage backed securities      $626        $1,146         $(520)
 All other securities             306            10           296
Held to maturity
 All other securities            $ 25        $   41         $ (16)

Proceeds from sales and realized gains and losses on investments were as follows:

                                         Three Months Ended
                                              March 31,
(in thousands)                           1997           1996
Other investment securities
  available for sale
     Proceeds                          $3,488             $0
     Realized gains                         0              0
     Realized losses                       (8)             0
Mortgage-backed securities
  available for sale
     Proceeds                           8,362              0
     Realized gains                        79              0
     Realized losses                    $ (67)            $0

The Company received a capital gain distribution of $27,000 and $3,000 on its investment of mutual funds during the first quarter of 1997 and 1996, respectively.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                         March 31, 1997

V.  Adoption of New Financial Accounting Standards

The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997, with no impact on its results of operations. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. Transfers relating to secured borrowings, repurchase agreements and similar transactions made prior to December 31, 1997 are not covered under this Statement. This Statemennt also amends the accounting for mortgage servicing rights and supercedes SFAS No. 122, "Accounting for Mortgage Servicing Rights."

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including subsequent interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

VI.  Mergers and Acquisitions

On March 7, 1997 the Company completed its acquisition of two branches of First Union Bank of Connecticut. Under terms of the acquisition, the newly acquired branches were merged with the Bank's existing offices in New London and Groton. The acquisition includes the transfer of approximately $25.5 million in deposits and $1.1 million in loans.

VII  Reclassification

Certain reclassifications have been made to the prior years' amounts to conform with the 1997 presentation.

               NORWICH FINANCIAL CORP. AND SUBSIDIARY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

  Comparison of the Three Month Periods Ending March 31, 1997 and 1996

The following discussion and analysis presents a review of Norwich Financial Corp's (NFC or the Company) financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

GENERAL

Norwich Financial Corp. (NFC or the Company) is a holding company and parent to The Norwich Savings Society (the Bank). The Bank is a state chartered, stock savings bank headquartered in Norwich, Connecticut which originates real estate, commercial and consumer loans in southeastern Connecticut. The Bank funds its operations through the taking of deposits in the same market area.

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

SUMMARY

For the first quarter of 1997, NFC had net income of $2.0 million or $.36 per share compared to net income of $1.4 million or $.25 per share for the first quarter of 1996. Core earnings for the quarter ended March 31, 1997 were $3.6 million compared to $2.7 million for the quarter ended March 31, 1996. The 34.9% increase in core earnings was due primarily to an increase in net interest income which was $727,000 (11.3%) higher in the first quarter of 1997 than in the first quarter of 1996 and a decrease in noninterest expenses of $176,000 (3.8%) for the same periods, respectively. NFC defines core earnings as net interest income plus service fee income, less noninterest expenses other than provisions for losses on foreclosed properties.

Total nonperforming assets at March 31, 1997, excluding "loans and foreclosed properties held for sale," were $7.0 million compared to $10.2 million at the same date a year earlier. As of March 31, 1997, total nonperforming assets, including "loans and foreclosed properties held for sale," were $7.0 million compared to $13.7 million at March 31, 1996.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

  Comparison of the Three Month Periods Ending March 31, 1997 and 1996

NET INTEREST INCOME

As previously mentioned, the year-over-year increase in core earnings for the first quarter ended March 31, 1997 was due primarily to an increase in net interest income. Net interest income for the first quarter of 1997 was $7.1 million compared with $6.4 million for the first quarter of 1996. Net interest margin (net yield on interest earning assets) hit an all time high during the quarter ended March 31, 1997. Net interest margin on a fully taxable equivalent basis was 4.43% for the quarter ended March 31, 1997 compared with 3.83% for the quarter ended March 31, 1996.

Although average interest-earning assets decreased slightly, (3.7%) from March 31, 1996 to March 31, 1997, NFC's rate of return on earning assets increased due to a shift in the composition of NFC's interest-earning assets. The higher yielding loan portfolio growth was funded with the proceeds of maturing investment securities. At March 31, 1997, loans represented 73.9% of total earning assets compared to 66.8% at March 31, 1996. Investments represented 26.1% of total earning assets at March 31, 1997 versus 33.2% at March 31, 1996.

For the first three months of 1997, the yield on the Company's loan portfolio was 8.72% compared to 8.70% for the first three months of 1996. For the first three months of 1997, the yield on the Company's investment portfolio was 5.97% compared to 5.87% for the same period in 1996. At March 31, 1997 and 1996, the weighted average life of the investment portfolio was 2.0 years and 2.1 years, respectively.

The Company's overall cost of funds decreased to 4.41% at March
31, 1997 from 4.69% at March 31, 1996. This decrease is the result of a shift in the composition of NFC's deposit liabilities. At March 31, 1997 and 1996, NFC's deposit liabilities were as follows:

                                   March 31, 1997      March 31, 1996
Savings and money market               34.5%              32.3%
Demand deposits                        12.3               10.5
Time deposits                          53.2               57.2
                                      -----               ----
                                      100.0%             100.0%

The shift in deposits is a result of the Bank adopting a more conservative pricing policy for time deposits in the second half of 1996 and the first quarter of 1997 with the objective of lowering the Bank's cost of funds and increasing the Bank's net interest margin.

           NORWICH FINANCIAL CORP. AND SUBSIDIARY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

 Comparison of the Three Month Periods Ending March 21, 1997 and 1996

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

As of March 31, 1997, NFC's one year ratio of rate sensitive assets to rate sensitive liabilities was 89.8% compared to 89.0% at March 31, 1996. The year-over-year increase in the ratio of rate sensitive assets to rate sensitive liabilities within a one year time frame is partially attributable to a change, implemented during the second quarter of 1996, in the methodology used to determine the repricing classification of noncontractual deposits such as demand deposits, interest-bearing checking, and savings and money market deposits. These noncontractual deposits are now scheduled into discrete time frames based on (1) management's current estimate of the sensitivity of the rates and balances of these accounts to changes in market interest rates,
(2) management's current deposit pricing philosophy in response to changes in the interest rate environment, and (3) management assumptions regarding seasonal patterns, cyclical factors, and industry trends or innovations that may influence the pricing or stability of these accounts. Previously, all interest-bearing checking, savings and money market deposits were classified as rate-sensitive within one year while all noninterest bearing demand deposits were classified as long term, non-rate sensitive liabilities. This change in methodology resulted in a net reduction in rate sensitive liabilities within a one year time frame of approximately $49.4 million at March 31, 1997. It is believed that the new methodology appropriately reflects the Company's rate sensitivity position. Had the previous methodology been applied at March 31, 1997, the ratio would have been 79.3%.

NONPERFORMING ASSETS (NPAs) AND ALLOWANCES AND PROVISIONS FOR
CREDIT LOSSES

At the end of the first quarter of 1997, NPAs, excluding "loans and foreclosed properties held for sale," were $7.0 million, which was $3.2 million (31.4%) lower than at the end of the first quarter of 1996 and was $22,000(.3%) higher than at the end of 1996. Net charge-offs for the first quarter 1997 were $93,000 compared to $295,000 for the first quarter of 1996. Net loan charge-offs for the first quarter of 1997 were $89,000 compared to $295,000 for the first quarter of 1996. Net charge-offs on foreclosed properties for the first quarter of 1997 were $4,000 while there were no charge-offs on foreclosed properties during the first quarter of 1996.

              NORWICH FINANCIAL CORP. AND SUBSIDIARY

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

  Comparison of the Three Month Periods Ending March 31, 1997 and 1996

Nonaccrual and nonperforming restructured loans totaled $5.5 million or 78.2% of nonperforming assets, excluding "loans and foreclosed properties held for sale," at March 31, 1997 compared to $9.5 million or 93.0% at March 31, 1996. Foreclosed properties, excluding foreclosed properties held for sale and before the allowance for losses, were $1.5 million at March 31, 1997 compared to $715,000 at March 31, 1996 and represented 21.8% and 7.0%, respectively, of total nonperforming assets excluding "loans and foreclosed properties held for sale."

The allowance for loan losses was $14.0 million at March 31, 1997 compared to $13.9 million at December 31, 1996 and $15.6 million one year ago. The provision for losses on loans was $200,000 for the first quarter of 1997 and 1996. NFC's ratio of allowance for loan losses to nonperforming loans, excluding "loans and foreclosed properties held for sale," was 255.91% as of March 31, 1997 compared to 239.07% at December 31, 1996 and 163.89% at March 31, 1996. Provisions and allowances for losses are dependent on several factors, including the quality and estimated value of underlying collateral held on nonperforming assets, the results of NFC's systematic methodology to evaluate allowance adequacy, and charge-offs of existing nonperforming assets.

The bulk of NFC's problem assets and charge-offs have been concentrated in the commercial real estate and business loan portfolios. As of March 31, 1997, these two portfolios accounted for $5.9 million (83.5%) of NPAs compared with $7.4 million (72.8%) at March 31, 1996. Net charge-offs of commercial real estate, business loans and related foreclosed properties represented $9,000 or 9.7% of NFC's total net charge-offs for the first three months of 1997 compared to $226,000 or 76.6% for the first three months of 1996.

NONINTEREST INCOME

Noninterest income for the current quarter amounted to $896,000 compared to $864,000 for the year-earlier quarter. Securities gains of $31,000 were recorded in the first three months of 1997 compared to $3,000 of securities gains for the first three months of 1996. Service fees, primarily deposit service fees, were $24,000 (2.9%) higher in the first three months of 1997 compared to the first three months of 1996. This increase resulted both from higher account activity and a change in the Company's deposit fee structure in the second half of 1996.

NONINTEREST EXPENSE

Total noninterest expense was $4.4 million for the first quarter of 1997 compared to $4.6 million for the first quarter of 1996. The decrease in noninterest expenses is primarily attributable to a decrease in salaries and employee benefits of $100,000 as well as a decrease of $74,000 in other operating expenses. Included in other operating expenses are costs such as supplies and printing, postage and express mail, and consulting fees. The decrease in salaries and employee benefits, as well as other operating expenses, is due to the successful completion and integration of The Bank of Southeastern Connecticut branches into The Norwich Savings Society franchise during 1996 and the reduction in staffing costs due to the sale of a branch office in the third quarter of 1996.

               NORWICH FINANCIAL CORP. AND SUBSIDIARY

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

  Comparison of the Three Month Periods Ending March 31, 1997 and 1996

Other nonperforming assets had net expenses of $65,000 for the first quarter of 1997 compared to net income of $8,000 during the first quarter of 1996. The increase in nonperforming asset expenses in the first quarter of 1997 is due to lower gains on sales of assets in 1997 versus the first quarter of 1996. During the first quarter of 1997, gains of $28,000 offset net incurred expenses of $93,000. During the first quarter of 1996, gains of $185,000 offset net incurred expenses of $177,000. The decline in expenses incurred on nonperforming assets is due to a reduction in foreclosed properties and other nonperforming assets held by the Company. Nonperforming asset expenses are a function of the level and composition of nonperforming assets in each year, and are comprised of property taxes, legal expenses, insurance, repair and maintenance, appraisal and consulting fees, administrative costs and other costs to obtain and market properties acquired, as well as expenses incurred to pursue borrowers and guarantors where no specific collateral exists. These expenses are offset by rents received from tenants.

INCOME TAXES

The effective tax rate for the quarter ended March 31, 1997 was 41%, down slightly from the 44% for the same period in 1996. The $326,000 increase in income taxes to $1.4 million for the quarter ended March 31, 1997 is substantially attributable to a higher level of taxable income.

CHANGES IN FINANCIAL CONDITION

The increase in total assets is due primarily to the acquisition of two First Union branch offices during the first quarter of 1997. This acquisition added approximately $25.5 million in assets, including the excess cost over net assets acquired. This increase in assets was offset as investments were liquidated during the three months ended March 31, 1997 to fund modest outflows of deposits.

Total liabilities were $624.2 million at March 31, 1997, an increase of $17.4 million from $606.8 million at December 31, 1996. The increase is due primarily to the First Union transaction which added approximately $25.5 million in deposits on March 7, 1997. This increase was offset by a modest outflow of deposits as the Bank continued a conservative pricing structure for time deposits.

Stockholders' equity was $77.0 million at March 31, 1997, an increase of $551,000 from $76.5 million at December 31, 1996. At March 31, 1997, NFC's equity represented 10.99% of total assets compared to 11.20% at December 31, 1996 and 10.57% at March 31, 1996. Book value per share was $14.27 at March 31, 1997 compared to $14.17 at December 31, 1996 and $13.43 at March 31, 1996.

CAPITAL RESOURCES

Capital ratios for NFC and its subsidiary bank, The Norwich Savings Society, continue to be well in excess of all regulatory requirements as of March 31, 1997. The leverage capital ratio was 10.18% and total risk based capital was 14.06% compared to 9.82% and 16.01%, respectively, at March 31, 1996. Capital ratios remain well above minimum regulatory requirements of 4% for leverage capital and 8% for total risk-based capital.

            NORWICH FINANCIAL CORP. AND SUBSIDIARY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Continued)

  Comparison of the Three Month Periods Ending March 31, 1997 and 1996

LIQUIDITY

Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. Norwich Financial Corp.'s main source of liquidity is dividends from the Bank. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Bank and the ability of the Bank to pay dividends under applicable laws and regulations.

The Bank considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. Government and agency obligations maturing within one year. As of March 31, 1997, liquid assets were $85.4 million or 12.2% of total assets compared to $141.6 million and 19.9% as of March 31, 1996.

Liquidity is generated by deposit inflows, loan principal and interest payments, maturing investments and Federal Home Loan
Bank advances. Principle uses of funds include loan originations, investment purchases, payments of interest on deposits and payments to meet operating expenses. Due primarily to the First Union acquisition, total deposits, including mortgage escrow, showed growth of $17.3 million during the quarter ended March 31, 1997.

INFLATION

The effect of inflation is reflected in the cost of NFC's operations. Since the assets and liabilities of NFC are primarily monetary in nature, the extent to which inflation affects interest rates will, in turn, affect NFC's operation.

                                                      Exhibit A
             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Financial Results

                                                 Three Months Ended
                                                     March 31,
(In thousands, except share data)                1997          1996
EARNINGS
 Interest income                               $12,858       $12,968
 Interest expense                                5,722         6,559
 Net interest income                             7,136         6,409
 Net income                                      2,017         1,408
 Fully diluted earnings per share                 0.36          0.24
 Weighted average common
  shares outstanding,
  including common stock equivalents         5,605,010     5,753,581

RATIOS (annualized)
 Return on average assets                         1.21%         0.81%
 Return on average stockholders' equity          10.67          7.47
 Average stockholders' equity
  to average assets                              11.31         10.81

YIELD DATA (taxable equivalent - annualized)
  Net interest margin                             4.43%         3.83%
  Net interest spread                             3.62          3.07

Asset yields
  Loans                                           8.72          8.70
  Investments                                     5.97          5.87
  Earning assets                                  8.03          7.76

Cost of funds
  Deposits                                        4.36          4.64
  FHLB advances                                   6.39          6.16
  Interest bearing liabilities                    4.41          4.69

                                         March 31,        December 31,
                                    1997         1996        1996
OUTSTANDING BALANCES
   Total assets                  $701,234     $711,628    $683,299
   Net loans                      474,683      433,073     463,183

   Deposits                       603,982      610,754     585,080
   FHLB advances                   11,908       18,357      11,928

   Stockholders' equity            77,049       75,253      76,498

     Stockholders' equity to
      total assets                  10.99%       10.57%      11.20%

     Book value per share          $14.27       $13.43      $14.17

       Shares of common stock   5,400,041    5,604,152   5,399,641

                                                        Exhibit B

                 NORWICH FINANCIAL CORP. AND SUBSIDIARY

                    Nonperforming Assets Summary

                                           March 31,     December 31,
(Dollars in thousands)                  1997       1996      1996
Nonaccrual Loans
 Residential real estate              $  989     $ 1,943   $ 1,476
 Commercial real estate
  Permanent                            3,178       3,556     2,395
  Land and construction                   73         224       114
 Commercial                              599       2,367     1,176
 Consumer                                116         470       128
                                       -----       -----     -----
                                       4,955       8,560     5,289
                                       -----       -----     -----
Nonperforming Restructured Loans
 Residential and consumer                  0         288         0
 Commercial real estate                  531         658       537
 Commercial                                0           0         0
                                       -----       -----     -----
                                         531         946       537
                                       -----       -----      ----
  Total nonperforming loans            5,486       9,506     5,826
                                       -----       -----     -----
Foreclosed properties                  1,529         715     1,167
                                       -----       -----     -----
Total nonperforming assets
 before nonperforming assets
 held for sale                         7,015      10,221     6,993
                                       -----      ------     -----
Nonperforming assets held for sale
 Loans on nonaccrual                       0       1,605         0
 Foreclosed properties                     0       1,864         0
                                       -----       -----     -----
  Total nonperforming assets held
   for sale                                0       3,469         0
                                      ------     -------    ------
   Total nonperforming assets         $7,015     $13,690    $6,993
                                      ======     =======    ======

Summary of Impaired Loans

At March 31, 1997, all loans classified as nonperforming in the above table, as well as performing restructured loans of $2.0 million, are classified as impaired. Impaired loans of $7.5 million as of March 31, 1997 had an associated allowance for losses of $1.4 million.

                                                March 31,    December 31,
(Dollars in thousands)                      1997       1996     1996
Net charge-offs year to date             $    93    $   295   $ 3,164

Net charge-offs to average loans
 and foreclosed properties
  For the period                            0.02%      0.07%     0.69%
  Annualized                                0.08%      0.26%       (a)
Allowances for losses
  On loans                               $14,039    $15,579   $13,928
  On foreclosed properties                     0          0         0
                                         -------    -------   -------
    Combined                             $14,039    $15,579   $13,928
                                         =======    =======   =======
Ratios (exclusive of
   nonperforming assets
   held for sale)
 Allowance for loan losses to:
  Nonaccrual loans                        283.33%    182.00%   263.34%
  Nonperforming loans                     255.91     163.89    239.07
 Combined allowances for
    losses to:
   Total nonperforming assets             200.13     152.42    199.17
   Total loans and foreclosed
    properties                              2.86       3.45      2.91
 Total nonperforming assets to:
   Total loans and foreclosed
    properties                              1.43       2.26      1.46
   Total assets                             1.00%      1.44%     1.02%

(a) Not Applicable

                  NORWICH FINANCIAL CORP. AND SUBSIDIARY

                 For the Three Months Ended March 31, 1997




PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

     There are no material pending legal proceedings to which the Company or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.

   Item 2.  Changes in Securities

     During the first quarter of 1997, there were no changes which would materially modify the rights of the holders of the Company's registered securities.

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

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

           FOR THE THREE MONTHS ENDED MARCH 31, 1997




                        10-Q SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 1997               By: /s/ Daniel R. Dennis, Jr.
                                  Daniel R. Dennis, Jr.
                                  Chairman, President,
                                  Chief Executive Officer
                                  And Director


Date:  May 14, 1997               By: /s/ Michael J. Hartl
                                  Michael J. Hartl
                                  Executive Vice President,
                                  Treasurer, Chief Financial
                                  Officer and Director


Date:  May 14, 1997               By: /s/ Lori J. Ferro
                                  Lori J. Ferro
                                  Vice President and Controller