Form 10-Q
period 1997-06-30
NORWICH FINANCIAL CORP
filed 1997-08-14
CIK 828808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter and six months ended June 30, 1997, or

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

              Yes [X]             No [ ]

     There were 5,420,041 shares of common stock, par value $.01, outstanding as of July 31, 1997.


             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                            FORM 10-Q

           QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

      Consolidated Balance Sheets                            3
      Consolidated Statements of Income                      4
      Consolidated Statements of Cash Flow                   5
      Notes to Consolidated Financial Statements             6

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9

      Exhibit A - Consolidated Financial Results            15

      Exhibit B - Consolidated Nonperforming Assets
                  Summary                                   16

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                17

  Item 2 - Changes in Securities                            17

  Item 3 - Defaults Upon Senior Securities                  17

  Item 4 - Submission of Matters to a Vote of
           Securities Holders                               17

  Item 5 - Other Information                                17

  Item 6 - Exhibits and Reports on Form 8-K                 17

SIGNATURES                                                  18

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                   Consolidated Balance Sheets

(In thousands,                           June 30,       December 31,
except share data)                    1997      1996        1996
ASSETS
 Cash and due from banks           $ 22,236   $ 22,573    $ 19,419

 Investments
  Federal funds sold                  8,000      5,785       3,700
  Money market instruments,
   held to maturity (market
   value of $66,278 and
   $18,650 at June 30, 1997
   and 1996 and $31,765 at
   December 31, 1996)                66,287     18,664      31,769
  Mortgage-backed securities,
   available for sale
   (amortized cost of $85,931
   and $100,388 at June 30,
   1997 and 1996 and $100,844
   at December 31, 1996)             86,349     99,724     101,025
  Investment securities
   Held to maturity (market
     value of $77,388 at June 30,
     1996 and $20,941 at
     December 31, 1996)                   0     77,420      20,945
   Available for sale
     (amortized cost of $16,590
     and $25,903 at June 30,
     1997 and 1996 and $9,936
     at December 31, 1996)           18,440     26,128      10,556
  Federal Home Loan Bank
   stock, at cost                     3,715      3,715       3,715
                                    -------    -------     -------
     Total investments              182,791    231,436     171,710

 Loans
  Mortgage                          354,959    338,611     350,781
  Other                             134,432    120,473     126,330
                                    -------    -------     -------
     Total loans                    489,391    459,084     477,111
   Less: allowance for
       loan losses                  (13,856)   (15,223)    (13,928)
                                    -------    -------     -------
     Net loans                      475,535    443,861     463,183

 Loans and foreclosed
  properties held for sale            1,044      2,728         172
 Premises and equipment, net          6,061      6,337       6,216
 Accrued income receivable            3,577      3,900       3,474
 Foreclosed properties                1,855        322       1,167
 Deferred tax asset, net              4,754      5,340       5,356
 Other assets                        14,846     14,696      12,602
                                   --------   --------    --------
     Total assets                  $712,699   $731,193    $683,299
                                   ========   ========    ========
LIABILITIES
 Total deposits                    $606,092   $616,801    $585,080
 Mortgagors' escrow accounts          3,854      3,486       3,654
 FHLB advances                       17,887     16,368      11,928
 Other liabilities                    5,287     21,269       6,139
                                   --------   --------    --------
     Total liabilities             $633,120   $657,924    $606,801
                                   --------   --------    --------
STOCKHOLDERS' EQUITY
 Common stock                      $     60   $     60    $     60
 Additional paid in capital          58,709     58,755      58,708
 Retained income                     25,907     21,434      23,869
 Less: Treasury stock, at
  cost (540,840 and 561,690
  shares at June 30, 1997 and
  1996 and 554,240 shares at
  December 31, 1996)                 (6,435)    (6,721)     (6,611)
 Unrealized gain (loss) on
  securities available for
  sale, net of tax effect             1,338       (259)        472
                                    -------    -------     -------
     Total stockholders' equity      79,579     73,269      76,498
                                    -------    -------     -------
       Total liabilities and
        stockholders' equity       $712,699   $731,193    $683,299
                                   ========   ========    ========
BOOK VALUE PER SHARE               $  14.70   $  13.59    $  14.17
                                   ========   ========    ========

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                Consolidated Statements of Income

                                 Six Months Ended       Three Months Ended
(In thousands,                       June 30,               June 30,
except share data)               1997        1996        1997       1996
INTEREST AND DIVIDEND INCOME
 Mortgage loans               $15,184      $14,260     $ 7,630    $ 7,237
 Other loans                    5,859        5,338       2,963      2,659
 Federal funds sold               117          167          57         73
 Money market instruments       1,455          553         884        270
 U.S. Government and
   agency obligations              59        2,809           0      1,415
 Mortgage-backed securities     2,972        2,770       1,454      1,353
 Other bonds                      263           30         144         15
 Corporate stocks                 166          131          85         68
                               ------       ------      ------     ------
   Total interest income       26,075       26,058      13,217     13,090

INTEREST EXPENSE
 Deposits                      11,231       12,481       5,697      6,178
 FHLB advances                    383          534         195        278
                               ------       ------       -----      -----
   Total interest expense      11,614       13,015       5,892      6,456
                               ------       ------       -----      -----
NET INTEREST INCOME            14,461       13,043       7,325      6,634
LOAN LOSS PROVISION               400          400         200        200
                               ------       ------       -----      -----
NET INTEREST INCOME AFTER
  LOAN LOSS PROVISION          14,061       12,643       7,125      6,434
                               ------       ------       -----      -----
NONINTEREST INCOME
 Mortgage servicing fees          333          328         169        160
 Other service fee income       1,467        1,259         775        595
 Net securities gains             124          209          93        206
 Gains (losses) on loans
   sold or held for sale           86          (47)         62        (45)
 Other                            (28)          62         (13)        31
                                -----        -----       -----        ---
   Total noninterest income     1,982        1,811       1,086        947

NONINTEREST EXPENSE
 Salaries and employee
  benefits                      4,756        4,841       2,488      2,473
 Furniture and equipment          619          610         327        313
 Net occupancy                  1,159        1,226         579        600
 Data processing                  374          342         180        168
 Advertising and promotion        273          303         159        145
 FDIC/State assessments            38           11          20          6
 Amortization of intangibles      340          324         195        162
 Provision for losses on
   foreclosed properties           77            0          73          0
 Other nonperforming asset
  expenses (income)               168          (14)        103         (6)
 Other operating expenses       1,494        1,633         776        841
                                -----        -----       -----      -----
   Total noninterest
    expense                     9,298        9,276       4,900      4,702
                                -----        -----       -----      -----
INCOME BEFORE INCOME TAXES      6,745        5,178       3,311      2,679
INCOME TAX PROVISION            2,763        2,256       1,346      1,165
                               ------       ------      ------     ------
 NET INCOME                    $3,982       $2,922      $1,965     $1,514
                               ======       ======      ======     ======
 NET INCOME PER SHARE
   PRIMARY                     $ 0.71       $ 0.52      $ 0.35     $ 0.27
   FULLY DILUTED               $ 0.71       $ 0.51      $ 0.35     $ 0.27

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

              Consolidated Statements of Cash Flow


                                                 Six Months Ended
                                                     June 30,
(Dollars in thousands)                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 3,982       $ 2,922
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Loan loss provision                          400           400
     Provision for foreclosed real estate          77             0
     Depreciation, amortization and
      accretion                                  (981)       (1,647)
     Amortization of intangible                   340           324
     Net gain on sales of securities             (124)         (209)
     (Gain) loss on loans sold                    (86)           47
     Loans originated for sale                (14,548)      (12,669)
     Proceeds from loans sold                  13,762        13,372
     Gain on nonperforming loans
      and foreclosed properties
      held for sale                                 0          (284)
     Gain on foreclosed properties                (30)          (51)
  Change in assets and liabilities net
   of effects from the acquisition
   of branch offices and the purchase
   of Seconn Holding Company:
     Change in accrued income receivable          (97)         (141)
     Change in all other liabilities             (910)       (1,571)
     Change in all other assets                   545          (581)
                                                -----         -----
      Net cash provided (used) by
       operating activities                     2,330           (88)
                                                -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired net of cash paid
  for purchase of Seconn Holding Company            0        10,387
 Mortgage-backed securities
  available for sale:
   Purchases                                        0             0
   Proceeds from sales                          8,362             0
   Maturities and repayments                    6,518         8,972
 Other investment securities
  available for sale:
   Purchases                                  (11,330)      (18,578)
   Proceeds from sales                          4,790           338
   Maturities and repayments                        0         8,500
 Other investment securities
  held to maturity:
   Purchases                                  (95,063)     (100,065)
   Maturities and repayments                   83,000       117,120
 Net advances on loans                        (13,139)      (13,139)
 Acquisition of loans and other assets         (4,227)            0
 Proceeds from sales of foreclosed
  properties                                      740           775
 Proceeds from sales of loans and
  foreclosed properties held for sale               0         1,699
 Capital expenditures, net                       (326)         (403)
                                              -------        ------
   Net cash (used) provided by
     investing activities                     (20,675)       15,606
                                              -------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in savings, demand and
  other deposit accounts                        3,537         9,823
 Net decrease in time deposits                 (7,954)       (5,074)
 Assumption of deposits and liabilities
  of acquired branches                         25,487             0
 Net decrease in mortgagors'
  escrow accounts                                 200           250
 Proceeds from FHLB advances                   10,376        10,703
 Repayment of FHLB advances                    (4,417)      (16,735)
 Proceeds from exercise of stock options          177           920
 Purchase of treasury stock                         0        (3,839)
 Cash dividends paid                           (1,944)       (1,958)
                                               ------        ------
     Net cash provided (used) by
      financing activities                     25,462        (5,910)
                                               ------        ------
     Net increase in cash and cash
      equivalents                               7,117         9,608
  Cash and cash equivalents at
   beginning of period                         23,119        18,750
                                               ------        ------
  Cash and cash equivalents at
   end of period                              $30,236       $28,358
                                              =======       =======
Supplemental disclosures
 Interest                                    $ 11,541       $12,991
 Income Taxes                                   2,438         1,435
Supplemental information on noncash
  transactions
 Transfer to foreclosed properties              1,475            83
 Loans to facilitate the sale of
  foreclosed properties                      $    146       $   994

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

      NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                          June 30, 1997

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

II.  Net Income Per Share

Earnings per common share have been computed based on the following:

                                Six Months Ended       Three Months Ended
                                    June 30,                June 30,
                                1997        1996        1997       1996
Net income applicable to
 common stock
 (in thousands)               $3,982      $2,922       $1,965     $1,514
Average number of common
 and common equivalent
 shares outstanding        5,602,446   5,672,419    5,606,633  5,597,150
Average number of common
 shares outstanding -
 assuming full dilution    5,623,098   5,703,486    5,626,991  5,633,577


III.  Capital Ratios

                                  June 30, 1997
                                       Regulatory Requirements
                                       to be Considered Well
                        Actual             Capitalized
   Risk-based
     Tier 1             13.09%                 6.00%
     Total              14.35                 10.00
   Leverage             10.15%                 5.00%

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                          June 30, 1997

IV.  Realized and Unrealized Gains and Losses on Investment
Securities

Unrealized gains and losses as of June 30, 1997 and June 30, 1996 were as follows:

                                       June 30, 1997
                           Unrealized    Unrealized    Net Unrealized
(In thousands)               Gains         Losses      Gains (losses)
Available for sale
 Mortgage-backed
   securities               $  895          $477         $  418
 All other securities        1,868            18          1,850
Held to maturity
 All other securities       $    2          $ 11         $   (9)

                                      June 30, 1996
                          Unrealized    Unrealized    Net Unrealized
                            Gains         Losses      Gains (losses)
Available for sale
 Mortgage-backed
   securities                $564         $1,228         $(664)
 All other securities         262             37           225
Held to maturity
 All other securities        $  3         $   49         $ (46)

Proceeds from sales and realized gains and losses on investments were as follows:

                         Six Months Ended    Three Months Ended
                              June 30,            June 30,
(In thousands)             1997      1996      1997       1996
Other investment
  securities available
  for sale
     Proceeds            $4,790      $338    $1,302       $338
     Realized gains          93       206        93        206
     Realized losses         (8)        0         0          0
Mortgage-backed securities
  available for sale
     Proceeds             8,362         0         0          0
     Realized gains          79         0         0          0
     Realized losses     $  (67)     $  0    $    0       $  0

The Company received a capital gain distribution of $27,000 and $3,000 on its investment of mutual funds during the first six months of 1997 and 1996, respectively.

At June 30, 1996, securities purchased but not yet settled were $16.0 million. There were no securities in transit at June 30, 1997.

          NORWICH FINANCIAL CORP. AND SUBSIDIARY

                          June 30, 1997

V.  Adoption of New Financial Accounting Standards

The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997, with no impact on its results of operations. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. Transfers relating to secured borrowings, repurchase agreements and similar transactions made prior to December 31, 1997 are not covered under this Statement. This Statement also amends the accounting for mortgage servicing rights and supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights."

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. The objective of SFAS No. 130 is to report comprehensive income which is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.

VI.  Mergers and Acquisitions

On March 7, 1997 the Company completed its acquisition of two branches of First Union Bank of Connecticut. Under terms of the acquisition, the newly acquired branches were merged with The Norwich Savings Society's existing offices in New London and Groton. The acquisition includes the transfer of approximately $25.5 million in deposits and $1.1 million in loans.

VII. Reclassification

Certain reclassifications have been made to the prior years' amounts to conform with the 1997 presentation.

                NORWICH FINANCIAL CORP. AND SUBSIDIARY

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

  Comparison of the Three and Six Month Periods Ending June 30,
                          1997 and 1996

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

Located in a region undergoing an economic revival, the Bank is strategically positioned between two thriving casinos allowing it to take advantage of the area's recent growth in gaming and tourism. While southeastern Connecticut was dependent for decades almost solely on the defense industry, the area's economy is currently anchored by the Mashantucket Pequot Foxwoods Resort casino in Ledyard and the Mohegan Sun Resort in Uncasville. Tourism continues to grow as evidenced by projects such as the expansion of the Mystic Marinelife Aquarium which is expected to attract additional visitors to the region. In addition to the regional tourism and gaming concentration, eastern Connecticut's economy also benefits by the presence of employers such as Pfizer and General Dynamic's Electric Boat Division.

SUMMARY

Net income for the three months ended June 30, 1997 was $2.0 million, 29.8% higher than net income for the three months ended June 30, 1996 of $1.5 million. Fully diluted earnings per share were $0.35 for the quarter ended June 30, 1997 compared with $0.27 per share for the quarter ended June 30, 1996. Core earnings for the second quarter of 1997 increased to $3.4 million from $2.7 million for the second quarter of 1996. The 28.1% increase in core earnings was due to an increase in both net interest income and service fee income. NFC defines core earnings as net interest income plus service fee income, less noninterest expenses other than provision for losses on foreclosed properties.

Net income was $4.0 million for the six months ended June 30, 1997, an increase of $1.1 million from the $2.9 million reported
for the six months ended June 30, 1996.   Consistent with the
quarterly trend, the increase is primarily due to an increase in both net interest income and service fee income. Fully diluted earnings per share were $0.71 for the six months ended June 30, 1997 compared with $0.51 per share for the six months ended June 30, 1996.

Total nonperforming assets at June 30, 1997, excluding "loans and foreclosed properties held for sale," were $9.2 million consistent with the same date a year earlier. As of June 30, 1997, total nonperforming assets, including "loans and foreclosed properties held for sale," were $9.2 million compared to $11.7 million at June 30, 1996.

Return on average assets and return on average equity were 1.12% and 10.09%, respectively, for the second quarter of 1997 compared with 0.85% and 8.26% for the second quarter of 1996. Comparable returns for the six months ended June 30, 1997 were 1.16% and 10.37%, respectively, compared to 0.83% and 7.75% for the six months ended June 30, 1996.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

  Comparison of the Three and Six Month Periods Ending June 30,
                          1997 and 1996

NET INTEREST INCOME

Net interest income increased to $7.3 million for the quarter ended June 30, 1997 representing a $691,000 or 10.4% increase from the $6.6 million of net interest income reported during the second quarter of 1996. The increase can be attributed to an improvement in net interest margin (net yield on interest earning assets) on a fully taxable equivalent basis to 4.41% for the three months ended June 30, 1997 from 3.92% for the prior year's quarter. Two factors contributed to this improvement; first, a shift in the composition of NFC's interest-earning assets to higher yielding loans and, second, a shift in deposits as a result of the Bank adopting a more conservative pricing policy for time deposits over the past 12 months.

Net interest income for the first six months of 1997 was $14.5 million compared to $13.0 million for the first six months of 1996. Net interest margin on a fully taxable basis improved to 4.42% for the six months ended June 30, 1997 from 3.87% for the comparable six months of 1996. A shift in NFC's interest-earning assets from investments to higher yielding loans increased the Bank's yield on interest earnings assets to 8.00% for the six month period ended June 30, 1997 from 7.74% for the six months ended June 30, 1996. In addition, as mentioned above, the Bank adopted a more conservative pricing policy on time deposits over the past 12 months which caused a shift in the deposit structure and led to a decrease in the cost of interest-bearing liabilities to 4.39% for the first six months of 1997 from 4.64% during the first six months of 1996.

At June 30, 1997, loans represented 72.8% of total earning assets compared to 66.6% at June 30, 1996. Investments represented
27.2% of total earning assets at June 30, 1997 versus 33.4% at June 30, 1996.

At June 30, 1997 and 1996, NFC's deposit liabilities were as follows:

                             June 30, 1997      June 30, 1996
Savings and money market           34.3%              33.2%
Demand deposits                    13.6               11.4
Time deposits                      52.1               55.4
                                  -----              -----
                                  100.0%             100.0%

RATE SENSITIVITY

An ongoing objective of management is to manage asset and liability positions so as to moderate the effect of interest rate fluctuations on net interest income. NFC's position is measured by the ratio of interest rate sensitive assets to interest rate sensitive liabilities within a one year time frame. Management attempts to maintain this ratio within a range of 90% to 110%.
In addition, management continually reviews the potential effect that changes in interest rates could have on net interest income and on the repayment of rate sensitive assets and on funding requirements of rate sensitive liabilities. As of June 30, 1997, NFC's one year ratio of rate sensitive assets to rate sensitive liabilities was 89.7% compared to 95.8% at June 30, 1996.

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

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

    Comparison of the Three and Six Month Periods Ending June 30,
                         1997 and 1996

NONPERFORMING ASSETS (NPAs) AND ALLOWANCES AND PROVISIONS FOR
CREDIT LOSSES

At the end of the second quarter of 1997, NPAs, excluding "loans and foreclosed properties held for sale," were $9.2 million, which was slightly lower than at the end of the second quarter of 1996 yet was $2.2 million (31.1%) higher than at the end of 1996.

Included in nonperforming assets were nonperforming loans of $7.3 million or 79.8% of nonperforming assets, excluding "loans and foreclosed properties held for sale," at June 30, 1997 compared to $8.9 million or 96.5% at June 30, 1996. Foreclosed properties were $1.9 million at June 30, 1997 compared to $322,000 at June 30, 1996 and represented 20.2% and 3.5%, respectively, of total nonperforming assets excluding "loans and foreclosed properties held for sale."

The allowance for loan losses was $13.9 million at both June 30, 1997 and December 31, 1996 and $15.2 million one year ago. The provision for losses on loans was $200,000 for the second quarter of 1997 and $400,000 for the first six months of 1997 which is the same as for the second quarter and first six months of 1996.

NFC's ratio of allowance for loan losses to nonperforming loans, excluding "loans and foreclosed properties held for sale," was 189.44% as of June 30, 1997 compared to 239.07% at December 31,
1996 and 170.74% at June 30, 1996.

Net charge-offs for the second quarter and first six months of 1997 were $456,000 and $549,000, respectively, compared to $556,000 and $851,000 for the second quarter and first six months of 1996. Net charge-offs on loans and foreclosed properties were as follows:

                        Six Months Ended    Three Months Ended
                           June 30,                June 30,
(In thousands)          1997        1996     1997         1996
Loans                   $472        $851     $383        $556
Foreclosed properties     77           0       73           0
                        ----        ----     ----        ----
   Total chargeoffs     $549        $851     $456        $556

The bulk of NFC's problem assets and charge-offs have been concentrated in the commercial real estate and business loan portfolios. As of June 30, 1997, these two portfolios accounted for $7.6 million (82.4%) of NPAs compared with $6.6 million (71.7%) at June 30, 1996. Net charge-offs of commercial real estate, business loans and related foreclosed properties represented $226,000 or 41.2% of NFC's total net charge-offs for the first six months of 1997 compared to $457,000 or 53.7% for the first six months of 1996.

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

     Comparison of the Three and Six moth Periods Ending June 30,
                             1997 and 1996


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

NONINTEREST INCOME

Noninterest income for the current quarter amounted to $1.1 million compared to $947,000 for the year-earlier quarter. Service fees, primarily deposit service fees, contributed to the increase in noninterest income. Service fees were $944,000 for the second quarter of 1997 compared to $755,000 during the second quarter of 1996, an increase of $189,000 (25.0%). This increase resulted both from increased account activity and a change in the Company's deposit fee structure in the second half of 1996.
Gains on the sale of loans were $62,000 for the second quarter of 1997 compared to a loss of $45,000 for the second quarter of 1996 (a $107,000 increase in noninterest income) which was completely offset by a decrease in securities gains to $93,000 for the current quarter from $206,000 during the year-earlier quarter.

For the six months ended June 30, 1997 noninterest income was $2.0 million compared to $1.8 million during the same period of 1996. Consistent with the quarterly trend, the increase is primarily attributable to additional service fee income. Service fees were $1.8 million for the first six months of 1997 compared to $1.6 million for the first six months of 1996, an increase of $213,000. Gains on the sale of loans were $86,000 for the first six months of 1997 compared to a loss of $47,000 for the comparable period of 1996 (a $133,000 increase in noninterest income). This increase was substantially offset by a decrease in securities gains to $124,000 for the first six months of 1997 from $209,000 during the year-earlier period.

NONINTEREST EXPENSE

Noninterest expense was $4.9 million for the second quarter of 1997 compared to $4.7 million for the second quarter of 1996.
The increase of $198,000 is primarily attributable to an increase in the provision for losses on foreclosed properties ($73,000) and an increase in the other nonperforming asset expenses ($109,000). The increase in other nonperforming asset expenses in the second quarter of 1997 is due to lower gains on sales of assets in 1997 versus the second quarter of 1996. During the second quarter of 1997, gains of $2,000 were recognized on sales of nonperforming loans and foreclosed properties compared with $141,000 in the second quarter of 1996.

              NORWICH FINANCIAL CORP. AND SUBSIDIARY

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Continued)

     Comparison of the Three and Six Month Periods Ending June 30,
                          1997 and 1996

Noninterest expense was $9.3 million for the six months ended June 30, 1997 as well as for the six months ended June 30, 1996. During these comparable periods, increases were noted in the provision for losses on foreclosed properties ($77,000) as well as other nonperforming asset expenses ($182,000). The increase in other nonperforming asset expenses in the first six months of 1997 is due to lower gains on sales of assets in 1997 versus the comparable period of 1996. During the first six months of 1997, gains of $30,000 were recognized on sales of nonperforming loans and foreclosed properties compared with $326,000 in the first six months of 1996. Offsetting these increases were decreases in salaries and employee benefits, net occupancy costs and other operating expenses for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Included in other operating expenses are costs such as supplies and printing, postage and express mail, and consulting fees. The decrease in salaries and employee benefits, net occupancy costs and other operating expenses, is due to the successful completion and integration of The Bank of Southeastern Connecticut branches into The Norwich Savings Society franchise during 1996 and the sale of a branch office in the third quarter of 1996.

INCOME TAXES

The effective tax rate for the second quarter and first six months of 1997 was 41%, down slightly from 44% for the same periods in 1996. The $507,000 increase in income taxes to $2.8 million for the six months ended June 30, 1997 is substantially attributable to a higher level of taxable income.

CHANGES IN FINANCIAL CONDITION

The increase in total assets from December 31, 1996 is due primarily to the acquisition of two First Union branch offices during the first quarter of 1997. This acquisition added approximately $25.5 million in assets, including the excess cost over net assets acquired.

Total liabilities were $633.1 million at June 30, 1997, an increase of $26.3 million from $606.8 million at December 31, 1996. The increase is due primarily to the First Union transaction which added approximately $25.5 million in deposits on March 7, 1997.

Stockholders' equity was $79.6 million at June 30, 1997, an increase of $3.1 million from $76.5 million at December 31, 1996. At June 30, 1997, NFC's equity represented 11.17% of total assets compared to 11.20% at December 31, 1996 and 10.02% at June 30, 1996. Book value per share was $14.70 at June 30, 1997 compared to $14.17 at December 31, 1996 and $13.59 at June 30, 1996.

CAPITAL RESOURCES

Capital ratios for NFC and its subsidiary bank, The Norwich Savings Society, continue to be well in excess of all regulatory requirements as of June 30, 1997. The leverage capital ratio was 10.15% and total risk based capital was 14.35% compared to 9.19% and 15.02%, respectively, at June 30, 1996. Capital ratios remain well above minimum regulatory requirements of 4% for leverage capital and 8% for total risk-based capital.

              NORWICH FINANCIAL CORP. AND SUBSIDIARY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Continued)

      Comparison of the Three and Six Month Periods Ending June 30,
                           1997 and 1996

LIQUIDITY

Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. Norwich Financial Corp.'s main source of liquidity is dividends from the Bank. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Bank and the ability of the Bank to pay dividends under applicable laws and regulations.

The Bank considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. Government and agency obligations maturing within one year. As of June 30, 1997, liquid assets were $99.4 million or 13.9% of total assets compared to $129.4 million and 17.7% as of June 30, 1996.

Liquidity is generated by deposit inflows, loan principle and interest payments, maturing investments and Federal Home Loan Bank advances. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and payments to meet operating expenses. Due primarily to the First Union acquisition, total deposits, including mortgage escrow, showed growth of $21.2 million during the first six months of 1997.

INFLATION

The effect of inflation is reflected in the cost of NFC's operations. Since the assets and liabilities of NFC are primarily monetary in nature, the extent to which inflation affects interest rates will, in turn, affect NFC's operation.

                                                              Exhibit A
             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Financial Results

                          Six Months Ended    Three Months Ended
(In thousands,                 June 30,             June 30,
(except share data)        1997      1996      1997        1996
EARNINGS
 Interest income        $26,075   $26,058   $13,217     $13,090
 Interest expense        11,614    13,015     5,892       6,456
 Net interest income     14,461    13,043     7,325       6,634
 Net income               3,982     2,922     1,965       1,514
 Fully diluted earnings
  per share                0.71      0.51      0.35        0.27
 Weighted average common
  shares outstanding,
  including common
  stock equivalents   5,623,098 5,703,486  5,626,991  5,633,577

RATIOS (annualized)
 Return on average
  assets                   1.16%     0.83%      1.12%      0.85%
 Return on average
  stockholders' equity    10.37      7.75      10.09       8.26
 Average stockholders'
  equity to average
  assets                  11.22     10.71      11.12      10.32

YIELD DATA
 (taxable equivalent -
 annualized)
 Net interest margin       4.42%     3.87%      4.41%      3.92%
 Net interest spread       3.61      3.10       3.59       3.16

Asset yields
 Loans                     8.69      8.70       8.66       8.72
 Investments               5.99      5.81       6.02       5.75
 Earning assets            8.00      7.74       7.97       7.75

Cost of funds
 Deposits                  4.34      4.58       4.33       4.52
 FHLB advances             6.40      6.47       6.40       6.79
 Interest bearing
   liabilities             4.39      4.64       4.38       4.59


                                 June 30,         December 31,
                             1997        1996         1996
OUTSTANDING BALANCES
 Total assets            $712,699    $731,193       $683,299
 Net loans                475,535     443,861        463,183

 Deposits                 606,092     616,801        585,080
 FHLB advances             17,887      16,368         11,928

 Stockholders' equity      79,579      73,269         76,498

 Stockholders' equity to
  total assets              11.17%      10.02%         11.20%

 Book value per share      $14.70      $13.59         $14.17

 Shares of common stock 5,413,041   5,392,191      5,399,641

                                                              Exhibit B
             NORWICH FINANCIAL CORP. AND SUBSIDIARY

                  Nonperforming Assets Summary

                                       June 30,       December 31,
(Dollars in thousands)              1997      1996       1996
Nonperforming loans
 Residential real estate          $1,328   $ 2,084     $ 1,476
 Commercial real estate
  Permanent                        3,584     3,996       2,932
  Land and construction            1,492       224         114
 Commercial                          789     2,163       1,176
 Consumer                            121       449         128
                                   -----     -----       -----
   Total nonperforming loans       7,314     8,916       5,826
                                   -----     -----       -----
Foreclosed properties              1,855       322       1,167
                                  ------     -----       -----
 Total nonperforming assets
   before nonperforming assets
   held for sale                   9,169     9,238       6,993

Nonperforming assets
  held for sale
    Loans on nonaccrual                0     1,073           0
    Foreclosed properties              0     1,340           0
                                  ------     -----      ------
   Total nonperforming assets
    held for sale                      0     2,413           0
                                  ------   -------      ------
     Total nonperforming assets   $9,169   $11,651      $6,993
                                  ======   =======      ======

Performing restructured loans     $2,356   $   888      $  532
                                  ======   =======      ======

Summary of Impaired Loans

At June 30, 1997, all loans classified as nonperforming in the above table, as well as performing restructured loans of $2.4 million, are classified as impaired. Impaired loans of $9.7 million as of June 30, 1997 had an associated allowance for losses of $1.5 million.

                                       June 30,       December 31,
(Dollars in thousands)              1997       1996       1996
Net charge-offs year to date     $   549    $   851     $ 3,164

Net charge-offs to average
 loans and foreclosed
 properties
  For the period                    0.11%      0.19%       0.69%
  Annualized                        0.23%      0.38%         (a)

Allowances for losses
 On loans                        $13,856    $15,223     $13,928
 On foreclosed properties              0          0           0
                                 -------    -------     -------
  Combined                       $13,856    $15,223     $13,928
                                 =======    =======     =======
Ratios (exclusive of
 nonperforming assets
 held for sale)
   Allowance for loan losses to
     nonperforming loans          189.44%     170.74%    239.07%
   Combined allowances for
      losses to:
     Total nonperforming
      assets                      151.12      164.79     199.17
     Total loans and foreclosed
      properties                    2.81        3.31       2.91
   Total nonperforming assets to:
     Total loans and
      foreclosed properties         1.86        2.01       1.46
     Total assets                   1.29%       1.26%      1.02%

(a) Not Applicable

            NORWICH FINANCIAL CORP. AND SUBSIDIARY

       For the Quarter and Six Months Ended June 30, 1997



PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings - not applicable

 Item 2.  Changes in Securities - not applicable

 Item 3.  Defaults upon Senior Securities - not applicable

 Item 4.  Submission of Matters to a Vote of Securities Holders

   At the Annual Meeting of Stockholders, held May 16, 1997, two matters were submitted to a vote: the election of three directors and the ratification of the appointment of KPMG Peat Marwick LLP as independent public accountants for the fiscal year ending December 31, 1997. Following are the results of the tabulation of the voting on these matters.

                                                        Withheld/
                                    For   Against     Abstentions

   Election of Directors
    Daniel R. Dennis, Jr.     4,753,344         0         112,762
    Anthony P. Halsey         4,753,344         0         112,762
    Jeremiah J. Lowney, Jr.   4,752,114         0         113,992

   Ratification of
    Public Accountant         4,704,742   135,304          26,060


 Item 5.  Other Information - not applicable

 Item 6.  Exhibits and Reports on Form 8-K

   (a)The following Exhibit is filed herewith:
       Exhibit 27 - Financial Data Schedule

   (b)Reports on Form 8-K - not applicable

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

       FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997




                         10-Q SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 14, 1997             /s/ Daniel R. Dennis, Jr.
                                   Daniel R. Dennis, Jr.
                                   Chairman, President,
                                   Chief Executive Officer
                                   and Director


Date:  August 14, 1997             /s/ Michael J. Hartl
                                   Michael J. Hartl
                                   Executive Vice President,
                                   Treasurer, Chief Financial
                                   Officer and Director


Date:  August  14, 1997            /s/ Lori J. Ferro
                                   Lori J. Ferro
                                   Vice President and Controller