Form 10-Q
period 1997-09-30
NORWICH FINANCIAL CORP
filed 1997-11-14
CIK 828808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter and nine months ended September 30, 1997, or

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

Yes [X]             No [ ]

     There were 5,460,791 shares of common stock, par value $.01, outstanding as of October 31, 1997.

                              FORM 10-Q

          QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                          TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

      Consolidated Balance Sheets                           3
      Consolidated Statements of Income                     4
      Consolidated Statements of Cash Flow                  5
      Notes to Consolidated Financial Statements            6

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations   10

      Exhibit A - Consolidated Financial Results           17

      Exhibit B - Consolidated Nonperforming Assets
                  Summary                                  18

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                               19

  Item 2 - Changes in Securities                           19

  Item 3 - Defaults Upon Senior Securities                 19

  Item 4 - Submission of Matters to a Vote of
           Securities Holders                              19

  Item 5 - Other Information                               19

  Item 6 - Exhibits and Reports on Form 8-K                19

SIGNATURES                                                 20

                NORWICH FINANCIAL CORP. AND SUBSIDIARY
                     Consolidated Balance Sheets

(In thousands,                     September 30,    December 31,
except share data)                1997      1996        1996
ASSETS
 Cash and due from banks       $ 21,848   $ 20,629   $ 19,419

 Investments
  Federal funds sold              2,000      2,500      3,700
  Money market instruments,
   held to maturity (market
   value of $58,123 and
   $29,652 at September 30, 1997
   and 1996 and $31,765 at
   December 31, 1996)            58,129     29,650     31,769
  Mortgage-backed securities,
   available for sale
   (amortized cost of $87,327
   and $104,231 at September 30,
   1997 and 1996 and $100,844
   at December 31, 1996)          88,093   104,357    101,025
  Investment securities
   Held to maturity (market value
     of $38,667 at September 30,
     1996 and $20,941 at
     December 31, 1996)                0    38,672     20,945
   Available for sale
     (amortized cost of $17,489
     and $8,699 at September 30,
     1997 and 1996 and $9,936
     at December 31, 1996)        20,025     9,086     10,556
  Federal Home Loan Bank
   stock, at cost                  3,715     3,715      3,715
                                 -------   -------    -------
       Total investments         171,962   187,980    171,710

 Loans
  Mortgage                       351,662   347,618    350,781
  Other                          136,857   123,029    126,330
                                 -------   -------    -------
     Total loans                 488,519   470,647    477,111
   Less: allowance for
       loan losses               (13,283)  (15,544)   (13,928)
                                 -------   -------    -------
     Net loans                   475,236   455,103    463,183

 Loans and foreclosed
  properties held for sale         1,263     2,381        172
 Premises and equipment, net       6,009     6,230      6,216
 Accrued income receivable         3,661     3,483      3,474
 Foreclosed properties             1,866       437      1,167
 Deferred tax asset, net           4,330     4,374      5,356
 Other assets                     14,685    13,826     12,602
                                --------  --------   --------
     Total assets               $700,860  $694,443   $683,299
                                ========  ========   ========
LIABILITIES
 Total deposits                 $594,882  $594,256   $585,080
 Mortgagors' escrow
  accounts                         1,868     1,761      3,654
 FHLB advances                    15,652    16,349     11,928
 Other liabilities                 6,682     7,252      6,139
                                --------  --------   --------
     Total liabilities          $619,084  $619,618   $606,801
                                --------  --------   --------
STOCKHOLDERS' EQUITY
 Common stock                         60        60         60
 Additional paid in capital       58,716    58,720     58,708
 Retained income                  27,236    22,575     23,869
 Less: Treasury stock, at
  cost (521,540 and 568,890
  shares at September 30, 1997
  and 1996 and 554,240 shares
  at December 31, 1996)           (6,184)   (6,833)    (6,611)
 Unrealized gain on
  securities available for
  sale, net of tax effect          1,948       303        472
                                 -------   -------    -------
     Total stockholders'
       equity                     81,776    74,825     76,498
                                 -------   -------    -------
       Total liabilities and
        stockholders' equity    $700,860  $694,443   $683,299
                                ========  ========   ========
BOOK VALUE PER SHARE            $  15.05  $  13.90   $  14.17
                                ========  ========   ========

                NORWICH FINANCIAL CORP. AND SUBSIDIARY
                  Consolidated Statements of Income

                           Nine Months Ended     Three Months Ended
(In thousands,               September 30,         September 30,
except share data)          1997       1996        1997       1996
INTEREST AND DIVIDEND
 INCOME
 Mortgage loans           $22,889   $21,569      $7,705     $7,309
 Other loans                8,942     8,083       3,083      2,745
 Federal funds sold           179       219          62         52
 Money market instruments   2,361       916         906        363
 U.S. Government and
   agency obligations          59     3,758           0        949
 Mortgage-backed
  securities                4,416     4,322       1,444      1,552
 Other bonds                  406        45         143         15
 Corporate stocks             253       229          87         98
                           ------    ------      ------     ------
   Total interest income   39,505    39,141      13,430     13,083

INTEREST EXPENSE
 Deposits                  16,950    18,511       5,719      6,030
 FHLB advances                644       800         261        266
                           ------    ------       -----      -----
   Total interest expense  17,594    19,311       5,980      6,296
                           ------    ------       -----      -----
NET INTEREST INCOME        21,911    19,830       7,450      6,787
LOAN LOSS PROVISION           600       800         200        400
                           ------    ------       -----      -----
NET INTEREST INCOME AFTER
  LOAN LOSS PROVISION      21,311    19,030       7,250      6,387
                           ------    ------       -----      -----
NONINTEREST INCOME
 Mortgage servicing fees      502       482         169        154
 Other service fee income   2,235     1,834         768        575
 Net securities gains         438       264         314         55
 Gains (losses) on loans
   sold or held for sale      339       (12)        253         35
 Other                        (48)      300         (20)       238
                            -----     -----       -----      -----
   Total noninterest
     income                 3,466     2,868       1,484      1,057

NONINTEREST EXPENSE
 Salaries and employee
   benefits                 7,292     7,181       2,536      2,340
 Furniture and equipment      925       894         306        284
 Net occupancy              1,757     1,821         598        595
 Data processing              553       499         179        157
 Advertising and promotion    384       373         111         70
 Legal                        231        85         148         22
 FDIC/State assessments        56        12          18          1
 Amortization of intangibles  536       486         196        162
 Provision for losses on
   foreclosed properties       77         0           0          0
 Other nonperforming asset
  expenses                    198        23          30         37
 Other operating expenses   2,488     2,223       1,077        653
                            -----     -----       -----      -----
   Total noninterest
    expense                14,497    13,597       5,199      4,321
                           ------    ------       -----      -----
INCOME BEFORE INCOME
 TAXES                     10,280     8,301       3,535      3,123
INCOME TAX PROVISION        4,210     3,591       1,447      1,335
                           ------    ------      ------     ------
 NET INCOME               $ 6,070   $ 4,710     $ 2,088    $ 1,788
                          =======   =======     =======    =======
 NET INCOME PER SHARE
   PRIMARY                   1.08      0.84        0.37       0.32
   FULLY DILUTED          $  1.07   $  0.83     $  0.37    $  0.32

                NORWICH FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Cash Flow

                                               Nine Months Ended
                                                 September 30,
(Dollars in thousands)                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $  6,070      $  4,710
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Loan loss provision                        600           800
     Provision for foreclosed real estate        77             0
     Depreciation, amortization and
      accretion                              (1,622)       (2,397)
     Amortization of intangible                 536           486
     Net gain on sales of securities           (438)         (264)
     (Gain) loss on loans sold                 (339)           12
     Loans originated for sale              (27,768)      (19,102)
     Proceeds from loans sold                27,016        19,482
     Gain on nonperforming loans
      and foreclosed properties
      held for sale                               0          (319)
     Gain on foreclosed properties             (106)          (62)
     Gain on sale of branch                       0          (201)
  Change in assets and liabilities net
   of effects from the acquisition
   of branch offices and the purchase
   of Seconn Holding Company:
     Change in accrued income receivable       (181)          276
     Change in deferred tax asset                 0           575
     Change in all other liabilities            485           372
     Change in all other assets                 510           127
                                              -----         -----
      Net cash provided by
      operating activities                    4,840         4,495
                                              -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired net of cash paid
  for purchase of Seconn Holding
  Company                                         0        10,387
 Mortgage-backed securities
  available for sale:
   Purchases                                 (9,008)      (24,979)
   Proceeds from sales                       11,987             0
   Maturities and repayments                 10,486        14,122
 Other investment securities
  available for sale:
   Purchases                                (13,372)      (22,284)
   Proceeds from sales                        6,248        21,306
   Maturities and repayments                      0         8,500
 Other investment securities
  held to maturity:
   Purchases                               (129,999)     (136,280)
   Maturities and repayments                127,000       182,120
 Net advances on loans                      (13,516)      (24,980)
 Acquisition of loans and other assets       (4,227)            0
 Proceeds from sales of foreclosed
  properties                                  1,281           870
 Proceeds from sales of loans and
  foreclosed properties held for sale             0         2,439
 Capital expenditures, net                     (521)         (545)
                                            -------        ------
   Net cash (used) provided by
     investing activities                   (13,641)       30,676
                                            -------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in savings,
  demand and other deposit accounts          (6,151)        6,674
 Net decrease in time deposits               (9,476)      (14,449)
 Sale of deposits                                 0        (9,820)
 Assumption of deposits and liabilities
  of acquired branches                       25,487             0
 Net decrease in mortgagors'
  escrow accounts                            (1,786)       (1,475)
 Proceeds from FHLB advances                 14,176        20,902
 Repayment of FHLB advances                 (10,452)      (26,953)
 Proceeds from exercise of stock options        435         1,041
 Purchase of treasury stock                       0        (4,109)
 Cash dividends paid                         (2,703)       (2,603)
                                             ------        ------
     Net cash provided (used) by
      financing activities                    9,530       (30,792)
                                             ------        ------
     Net increase in cash and cash
      equivalents                               729         4,379
  Cash and cash equivalents at
   beginning of period                       23,119        18,750
                                             ------        ------
  Cash and cash equivalents at
   end of period                            $23,848       $23,129
                                            =======       =======

             NORWICH FINANCIAL CORP. AND SUBSIDIARY

       NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                         September 30, 1997

I.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Norwich Financial Corp., (NFC or the Company), without an audit except for the December 31, 1996 balance sheet, which was derived from the Annual Report on Form 10-K, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although NFC believes the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, of a normal, recurring nature and necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in NFC's Annual Report on Form 10-K for the year ended December 31, 1996 and with the supplementary schedules presented as Exhibits A and B on pages 17 and 18. NFC's consolidated financial statements contained herein have been prepared in accordance with the accounting policies described in Note 2 to the December 31, 1996 financial statements included in NFC's 1996 Annual Report on Form 10-K.

II.  Net Income Per Share

Earnings per common share have been computed based on the following:

                                    Nine Months Ended     Three Months Ended
                                       September 30,          September 30,
                                     1997        1996       1997       1996
Net income applicable to
 common stock (in thousands)
                                   $6,070      $4,710      $2,088     $1,788
Average number of common
 and common equivalent
 shares outstanding             5,617,751   5,623,848   5,661,332  5,533,592
Average number of common
 shares outstanding -
 assuming full dilution         5,678,966   5,674,430   5,692,265  5,561,658

III. Capital Ratios

                                September 30, 1997
                                ------------------
                                       Regulatory Requirements
                                        to be Considered Well
                          Actual             Capitalized
                         -------       ------------------------
   Risk-based
     Tier 1               13.53%                 6.00%
     Total                14.80                 10.00
     Leverage             10.37%                 5.00%

IV.  Realized and Unrealized Gains and Losses on Investment Securities

Unrealized gains and losses as of September 30, 1997 and September 30, 1996 were as follows:

                                    September 30, 1997
                                -------------------------
                          Available for Sale          Held to Maturity
                  Mortgage-backed     All Other          All Other
                    Securities       Securities         Securities
                  ---------------    -----------     -----------------
Unrealized gains         $984           $2,536             $  0
Unrealized losses         218                0                6
                         ----           ------              ---
 Net unrealized gains
 (losses)                $766           $2,536             $ (6)

                                    September 30, 1996
                               ---------------------------
                          Available for Sale          Held to Maturity
                  Mortgage-backed     All Other          All Other
                    Securities       Securities         Securities
                 -----------------   ------------    -----------------
Unrealized gains         $810             $397             $  8
Unrealized losses         684               10               11
                         ----             ----              ---
 Net unrealized gains
 (losses)                $126             $387             $ (3)

Proceeds from sales and realized gains and losses on investments were as follows:

                                   Nine Months Ended   Three Months Ended
                                     September 30,       September 30,
(In thousands)                      1997      1996      1997       1996
Other investment
  securities available
  for sale
     Proceeds                    $ 6,248   $21,306    $1,458    $20,968
     Realized gains                  407       284       314         78
     Realized losses                  (8)      (23)        0        (23)
Mortgage-backed securities
  available for sale
     Proceeds                     11,987         0     3,625          0
     Realized gains                   79         0         0          0
     Realized losses             $   (67)  $     0    $    0    $     0

The Company did not receive a capital gain distribution during the quarter ended September 30, 1997 or 1996. During the first nine months of 1997, the Company received a capital gain distribution of $27,000 compared to $3,000 received during the nine months ended September 30, 1996.

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

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Upon adoption of SFAS No. 128, the Company expects basic EPS to be higher than the currently disclosed primary EPS. Diluted EPS, under SFAS No. 128, is expected to be comparable to the currently disclosed fully diluted EPS.

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

On September 4, 1997 the Company announced that it has reached a definitive agreement for People's Bank of Bridgeport, Connecticut (People's), to acquire Norwich Financial Corp. The agreement has been approved by the boards of directors of both companies and is subject to the approval of NFC's and People's stockholders, as well as appropriate regulatory agencies. The transaction is expected to close during the first quarter of 1998.

Based on the September 3, 1997 closing price of $29.50 per People's share, NFC shareholders will be entitled to receive either cash or shares of People's common stock having a value of $28.85. In each case this is subject to possible adjustment in response to fluctuations in the trading price of People's stock. Approximately half of the consideration will be in cash and half in People's common stock. The stock portion is expected to be a tax-free exchange for the NFC shareholders. Based on the September 3, 1997 trading price of People's common stock, the resulting purchase price will be approximately $164 million.


VII. Supplemental Disclosure for Statements of Cash Flows

                                              Nine Months Ended
                                                September 30,
(Dollars in thousands)                      1997            1996
Supplemental disclosure
 Interest                                $17,492         $19,259
 Income taxes                              2,843           3,235

Supplemental information on
   noncash transactions
 Transfer to foreclosed properties         1,951             283
 Loans to facilitate the sale of
   foreclosed properties                 $   337         $ 1,272

VIII. Reclassification

Certain reclassifications have been made to the prior years' amounts to conform with the 1997 presentation.

                 NORWICH FINANCIAL CORP. AND SUBSIDIARY

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

        Comparison of the Three and Nine Month Periods Ending
                     September 30, 1997 and 1996

The following discussion and analysis presents a review of Norwich Financial Corp's (NFC or the Company) financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

GENERAL

NFC is a holding company and parent to The Norwich Savings Society (the Bank). The Bank is a state chartered stock savings bank headquartered in Norwich, Connecticut which originates real estate, commercial and consumer loans in southeastern Connecticut. The Bank funds its operations through the taking of deposits in the same market area.

On March 7, 1997 the Company completed its acquisition of two branches of First Union Bank of Connecticut. Under terms of the acquisition, the newly acquired branches were merged with The Norwich Savings Society's existing offices in New London and Groton. The acquisition includes the transfer of approximately $25.5 million in deposits and $1.1 million in loans.

On September 4, 1997 the Company announced that it has reached a definitive agreement for People's Bank of Bridgeport, Connecticut (People's), to acquire Norwich Financial Corp. The agreement has been approved by the boards of directors of both companies and is subject to the approval of NFC's and People's stockholders, as well as appropriate regulatory agencies. The transaction is expected to close during the first quarter of 1998.

Based on the September 3, 1997 closing price of $29.50 per People's share, NFC shareholders will be entitled to receive either cash or shares of People's common stock having a value of $28.85. In each case this is subject to possible adjustment in response to fluctuations in the trading price of People's stock. Approximately half of the consideration will be in cash and half in People's common stock. The stock portion is expected to be a tax-free exchange for the NFC shareholders. Based on the September 3, 1997 trading price of People's common stock, the resulting purchase price will be approximately $164 million.

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

SUMMARY

Net income for the three months ended September 30, 1997 was $2.1 million, $300,000 higher than net income for the three months ended September 30, 1996 of $1.8 million. The increase in net income for the three months ended September 30, 1997 is attributable to an increase in net interest income and other noninterest income partially offset by an increase in noninterest expenses. Fully diluted earnings per share were $.37 for the quarter ended September 30, 1997 compared with $.32 per share for the quarter ended September 30, 1996. Core earnings for the third quarter of 1997 were $3.2 million which is consistent with the third quarter of 1996. NFC defines core earnings as net interest income plus service fee income, less noninterest expenses other than provision for losses on foreclosed properties.

Net income was $6.1 million for the nine months ended September 30, 1997, an increase of $1.4 million from the $4.7 million reported for the nine months ended September 30, 1996. Consistent with the quarterly trend, the increase in net income is primarily due to an increase in net interest income and other noninterest income partially offset by an increase in noninterest expenses. Fully diluted earnings per share were $1.07 for the nine months ended September 30, 1997 compared with $.83 per share for the nine months ended September 30, 1996.

Total nonperforming assets at September 30, 1997, excluding "loans and foreclosed properties held for sale," were $8.4 million compared to $9.0 million at the same date a year earlier. As of September 30, 1997, total nonperforming assets, including "loans and foreclosed properties held for sale," were $8.4 million compared to $10.7 million at September 30, 1996.

Return on average assets and return on average equity were 1.18% and 10.27%, respectively, for the third quarter of 1997 compared with 1.00% and 9.64% for the third quarter of 1996. Comparable returns for the nine months ended September 30, 1997 were 1.17% and 10.34%, respectively, compared to 0.89% and 8.30% for the nine months ended September 30, 1996.

NET INTEREST INCOME

Net interest income increased to $7.5 million for the quarter ended September 30, 1997 representing a $663,000 or 9.8% increase from the $6.8 million of net interest income reported during the third quarter of 1996. The increase can be attributed to an improvement in net interest margin (net yield on interest earning assets) on a fully taxable equivalent basis to 4.48% for the three months ended September 30, 1997 from 4.07% for the prior year's quarter. Several factors contributed to this improvement: the increase in the rate of return on earning assets on a fully taxable equivalent basis to 8.05% for the third quarter of 1997 from 7.79% for the third quarter of 1996; the shift in the composition of NFC's interest-earning assets from investment securities to higher yielding loans; and the conservative pricing policy for time deposits decreased the Bank's cost of funds to 4.41% for the third quarter of 1997 from 4.50% for the third quarter of 1996.

Net interest income for the first nine months of 1997 was $21.9 million compared to $19.8 million for the first nine months of 1996. Net interest margin on a fully taxable basis improved to 4.44% for the nine months ended September 30, 1997 from 3.94% for the comparable nine months of 1996. A shift in NFC's interest-earning assets from investments to higher yielding loans increased the Bank's yield on interest earning assets to 8.01% for the nine month period ended September 30, 1997 from 7.76% for the nine months ended September 30, 1996. In addition, as mentioned above, the Bank has maintained a conservative pricing policy on time deposits which led to a decrease in the cost of interest-bearing liabilities to 4.40% for the first nine months of 1997 from 4.59% during the first nine months of 1996.

At September 30, 1997, loans represented 74.0% of total earning assets compared to 71.5% at September 30, 1996. Investments represented 26.0% of total earning assets at September 30, 1997 versus 28.5% at September 30, 1996.

RATE SENSITIVITY

An ongoing objective of management is to manage asset and liability positions so as to moderate the effect of interest rate fluctuations on net interest income. NFC's position is measured by the ratio of interest rate sensitive assets to interest rate sensitive liabilities within a one year time frame. Management attempts to maintain this ratio within a range of 90% to 110%. In addition, management continually reviews the potential effect that changes in interest rates could have on net interest income and on the repayment of rate sensitive assets and on funding requirements of rate sensitive liabilities. As of September 30, 1997, NFC's one year ratio of rate sensitive assets to rate sensitive liabilities was 88.2% compared to 88.8% at September 30, 1996.

The Investment Committee of NFC's Board of Directors reviews asset/liability guidelines from time to time, including the target range for the rate sensitivity ratio at one year. The 90% to 110% guideline is still in effect and the Investment Committee approves ratios outside the target range.

NONPERFORMING ASSETS (NPAs) AND ALLOWANCES AND PROVISIONS FOR CREDIT
LOSSES

At the end of the third quarter of 1997, NPAs, excluding "loans and foreclosed properties held for sale," were $8.4 million, which was $639,000 (7.1%) lower than at the end of the third quarter of 1996 yet was $1.4 million (20.1%) higher than at the end of 1996.

Included in nonperforming assets were nonperforming loans of $6.5 million or 77.8% of nonperforming assets, excluding "loans and foreclosed properties held for sale," at September 30, 1997 compared to $8.6 million or 95.2% at September 30, 1996. Foreclosed properties were $1.9 million at September 30, 1997 compared to $437,000 at September 30, 1996 and represented 22.2% and 4.8%, respectively, of total nonperforming assets excluding "loans and foreclosed properties held for sale."

The allowance for loan losses was $13.3 million at September 30, 1997, $13.9 at December 31, 1996 and $15.5 million one year ago. The provision for losses on loans was $200,000 for the third quarter of 1997 and $600,000 for the first nine months of 1997 compared to $400,000 and $800,000 for the third quarter and first nine months of 1996.

NFC's ratio of allowance for loan losses to nonperforming loans, excluding "loans and foreclosed properties held for sale," was 203.29% as of September 30, 1997 compared to 239.07% at December 31, 1996 and 180.70% at September 30, 1996.

Net charge-offs for the third quarter and first nine months of 1997 were $773,000 and $1.3 million respectively, compared to $79,000 and $930,000 for the third quarter and first nine months of 1996. Net charge-offs on loans and foreclosed properties were as follows:

                       Nine Months Ended    Three Months Ended
                         September 30,          September 30,
(In thousands)          1997        1996     1997         1996
                       -----------------    -----------------
Loans                 $1,245        $930     $773         $79
Foreclosed properties     77           0        0           0
                      ------        ----     ----         ---
   Total chargeoffs   $1,322        $930     $773         $79

The bulk of NFC's problem assets and charge-offs have been concentrated in the commercial real estate and business loan portfolios. As of September 30, 1997, these two portfolios accounted for $6.5 million or 77.8% of NPAs compared with $6.0 million or 66.8% at September 30, 1996. Net charge-offs of commercial real estate, business loans and related foreclosed properties represented $748,000 or 56.6% of NFC's total net charge-offs for the first nine months of 1997 compared to $471,000 or 50.7% for the first nine months of 1996.

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

NONINTEREST INCOME

Noninterest income for the current quarter amounted to $1.5 million compared to $1.1 million for the year-earlier quarter. Several factors contributed to this improvement; service fee income increased $208,000, securities gains increased $259,000 and gains on the sale of loans increased $218,000. The increase in service fees resulted both from increased account activity and a change in the Company's deposit fee structure in late 1996. The increase in gains on sale of loans is due to the recording of an additional $130,000 of mortgage servicing rights during the first nine months of 1997 compared to the corresponding period in the prior year. Also, during the third quarter 1997, the Bank sold $5.4 million of government loans with servicing released which generated a servicing release premium of $98,000. These increases in noninterest income were partially offset by a decrease in other noninterest income.

For the nine months ended September 30, 1997 noninterest income was $3.5 million compared to $2.9 million during the same period of 1996. Consistent with the quarterly trend, service fees increased $421,000, securities gains increased $174,000 and gains on the sale of loans increased $351,000. These increases were offset by a decrease in other noninterest income of $348,000.

NONINTEREST EXPENSE

Noninterest expense was $5.2 million for the third quarter of 1997 compared to $4.3 million for the third quarter of 1996. The increase of $878,000 is partially attributable to merger related legal and other operating expenses. Also, the amortization of intangibles increased during 1997 as two branches of First Union were acquired in the first quarter of 1997.

Noninterest expense was $14.5 million for the nine months ended September 30, 1997 compared to $13.6 million for the nine months ended September 30, 1996. The increase of $900,000 is partially attributable to the merger related legal and other operating expenses noted above as well as additional amortization of intangibles as two branches of First Union were acquired in the first quarter of 1997. The increase is also attributable to an increase in the provision for losses on foreclosed properties ($77,000) and an increase in other nonperforming asset expenses ($175,000).

The increase in other nonperforming asset expenses in the first nine months of 1997 is due to lower gains on sales of assets in 1997 versus the comparable period of 1996. During the first nine months of 1997, gains of $89,000 were recognized on sales of nonperforming loans and foreclosed properties compared with $430,000 in the first nine months of 1996. The significant gains during 1996 were in part offset by higher operating costs on the corresponding properties.

INCOME TAXES

The effective tax rate for the third quarter and first nine months of 1997 was 41%, down slightly from 43% for the same periods in 1996. The $619,000 increase in income taxes to $4.2 million for the nine months ended September 30, 1997 is substantially attributable to a higher level of taxable income.

CHANGES IN FINANCIAL CONDITION

The increase in total assets from December 31, 1996 is due primarily to the acquisition of two First Union branch offices during the first quarter of 1997.

Total liabilities were $619.1 million at September 30, 1997, an increase of $12.3 million from $606.8 million at December 31, 1996. The increase is due primarily to the First Union transaction in the first quarter of 1997. This increase was offset by a modest outflow of deposits as the Bank continued a conservative pricing structure for time deposits.

Stockholders' equity was $81.8 million at September 30, 1997, an increase of $5.3 million from $76.5 million at December 31, 1996. At September 30, 1997, NFC's equity represented 11.67% of total assets compared to 11.20% at December 31, 1996 and 10.77% at September 30, 1996. Book value per share was $15.05 at September 30, 1997 compared to $14.17 at December 31, 1996 and $13.90 at September 30, 1996.

CAPITAL RESOURCES

Capital ratios for NFC and the Bank continue to be well in excess of all regulatory requirements as of September 30, 1997. The leverage capital ratio was 10.37% and total risk based capital was 14.80% compared to 9.58% and 15.10%, respectively, at September 30, 1996. Capital ratios remain well above minimum regulatory requirements of 4% for leverage capital and 8% for total risk-based capital.

LIQUIDITY

Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. NFC's main source of liquidity is dividends from the Bank. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Bank and the ability of the Bank to pay dividends under applicable laws and regulations.

The Bank considers liquid assets to be cash and due from banks, Federal funds sold, time deposits with other banks, money market instruments and U.S. Government and agency obligations maturing within one year. As of September 30, 1997, liquid assets were $87.2 million or 12.5% of total assets compared to $91.5 million and 13.2% as of September 30, 1996.

Liquidity is generated by deposit inflows, loan principle and interest payments, maturing investments and Federal Home Loan Bank advances. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and payments to meet operating expenses. Due primarily to the First Union acquisition, total deposits, including mortgage escrow, showed growth of $8.0 million during the first nine months of 1997.

INFLATION

The effect of inflation is reflected in the cost of NFC's operations. Since the assets and liabilities of NFC are primarily monetary in nature, the extent to which inflation affects interest rates will, in turn, affect NFC's operation.

                NORWICH FINANCIAL CORP. AND SUBSIDIARY

                                                            Exhibit A
                   Consolidated Financial Results

                              Nine Months Ended    Three Months Ended
(In thousands,                  September 30,        September 30,
(except share data)             1997      1996     1997          1996
EARNINGS
 Interest income              $39,505   $39,141    $13,430     $13,083
 Interest expense              17,594    19,311      5,980       6,296
 Net interest income           21,911    19,830      7,450       6,787
 Net income                     6,070     4,710      2,088       1,788
 Fully diluted earnings
  per share                      1.07      0.83       0.37        0.32
 Weighted average common
  shares outstanding,
  including common
  stock equivalents         5,678,966 5,674,430   5,692,265  5,561,658

RATIOS (annualized)
 Return on average
  assets                         1.17%     0.89%       1.18%      1.00%
 Return on average
  stockholders' equity          10.34      8.30       10.27       9.64
 Average stockholders'
  equity to average
  assets                        11.29     10.71       11.45      10.41

YIELD DATA
 (taxable equivalent -
 annualized)
 Net interest margin             4.44      3.94        4.48       4.07
 Net interest spread             3.61      3.17        3.64       3.29

Asset yields
 Loans                           8.71      8.68        8.75       8.66
 Investments                     6.02      5.83        6.07       5.86
 Earning assets                  8.01      7.76        8.05       7.79

Cost of funds
 Deposits                        4.35      4.54        4.35       4.45
 FHLB advances                   6.43      6.45        6.48       6.39
 Interest bearing
   liabilities                   4.40%     4.59%       4.41%      4.50%

(In thousands,                     September 30,       December 31,
except share data)                1997        1996         1996
OUTSTANDING BALANCES
 Total assets                 $700,860    $694,443       $683,299
 Net loans                     475,236     455,103        463,183

 Deposits                      594,882     594,256        585,080
 FHLB advances                  15,652      16,349         11,928

 Stockholders' equity           81,776      74,825         76,498

 Stockholders' equity to
  total assets                   11.67%      10.77%         11.20%

 Book value per share           $15.05      $13.90         $14.17

 Shares of common stock      5,432,341   5,384,991      5,399,641

                NORWICH FINANCIAL CORP. AND SUBSIDIARY

                                                            Exhibit B
                    Nonperforming Assets Summary

                                        September 30,   December 31,
(Dollars in thousands)                  1997      1996       1996
Nonperforming loans
 Residential real estate                $1,738    $2,667    $1,476
 Commercial real estate
  Permanent                              2,666     3,693     2,932
  Land and construction                  1,534       248       114
 Commercial                                471     1,704     1,176
 Consumer                                  125       290       128
                                         -----     -----     -----
   Total nonperforming loans             6,534     8,602     5,826
                                         -----     -----     -----
Foreclosed properties                    1,866       437     1,167
                                        ------     -----     -----
 Total nonperforming assets
 before nonperforming assets
 held for sale                           8,400     9,039     6,993

Nonperforming assets
 held for sale
  Loans on nonaccrual                        0       851         0
  Foreclosed properties                      0       857         0
                                        ------     -----    ------
   Total nonperforming assets
     held for sale                           0     1,708         0
                                        ------   -------    ------
     Total nonperforming assets         $8,400   $10,747    $6,993
                                        ======   =======    ======

Performing restructured loans           $2,951   $   800    $  532
                                        ======   =======    ======

Summary of Impaired Loans

At September 30, 1997, all loans classified as nonperforming in the above table, as well as performing restructured loans of $3.0 million, are classified as impaired. Impaired loans of $9.5 million as of September 30, 1997 had an associated allowance for losses of $1.3 million.

                                         September 30,    December 31,
(Dollars in thousands)                  1997       1996       1996
Net charge-offs year to date          $1,322       $930     $3,164

Net charge-offs to average
 loans and foreclosed
 properties
  For the period                        0.27%      0.20%      0.69%
  Annualized                            0.36       0.27         (a)

Allowances for losses
 On loans                            $13,283    $15,544    $13,928
 On foreclosed properties                  0          0          0
                                     -------    -------    -------
  Combined                           $13,283    $15,544    $13,928
                                     =======    =======    =======

Ratios (exclusive of
 nonperforming assets
 held for sale)
   Allowance for loan losses to
     nonperforming loans              203.29%    180.70%    239.07%
   Combined allowances for
      losses to:
     Total nonperforming
      assets                          158.13     171.97     199.17
     Total loans and foreclosed
      properties                        2.70       3.29       2.91
   Total nonperforming assets to:
     Total loans and
      foreclosed properties             1.71       1.92       1.46
     Total assets                       1.20%      1.30%      1.02%

(a) Not Applicable

      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings - not applicable

 Item 2.  Changes in Securities - not applicable

 Item 3.  Defaults upon Senior Securities - not applicable

 Item 4.  Submission of Matters to a Vote of Securities Holders
          - not applicable

 Item 5.  Other Information - not applicable

 Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following Exhibits are filed herewith:

      10.1 Outside Director Retainer Continuation Plan for Norwich Financial Corp. and The Norwich Savings Society

      10.2 Employment Agreement between the Company, the Bank and the President and Chief Executive Officer of the Bank and the Company

      10.3 Employment Agreement between the Company, the Bank and the Executive Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

      10.4 Employment Agreement between the Company, the Bank and the Vice President and Secretary of the Company and Senior Vice President of the Bank

      10.5 Summary of The Norwich Savings Society 1987 and 1990 Deferred Compensation Agreements

      27   Financial Data Schedule

  (b)  Reports on Form 8-K

       One report on Form 8-K, dated September 3, 1997, was filed during the third quarter reporting information under Item 5-Other Events.

      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997



                          10Q SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 13, 1997           /s/Daniel R. Dennis, Jr.
                                   Daniel R. Dennis, Jr.
                                   Chairman, President,
                                   Chief Executive Officer
                                   and Director


Date:  November 13, 1997           /s/Michael J. Hartl
                                   Michael J. Hartl
                                   Executive Vice President,
                                   Treasurer, Chief Financial
                                   Officer and Director


Date:  November 13, 1997           /s/Lori J. Ferro
                                   Lori J. Ferro
                                   Vice President and Controller

                            EXHIBIT INDEX




Exhibit No.


      10.1 Outside Director Retainer Continuation Plan for Norwich Financial Corp. and The Norwich Savings Society

      10.2 Employment Agreement between the Company, the Bank and the President and Chief Executive Officer of the Bank and the Company

      10.3 Employment Agreement between the Company, the Bank and the Executive Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

      10.4 Employment Agreement between the Company, the Bank and the Vice President and Secretary of the Company and Senior Vice President of the Bank

      10.5 Summary of The Norwich Savings Society 1987 and 1990 Deferred Compensation Agreements